Form 10-K
period 1995-12-31
DIVERSIFIED HISTORIC INVESTORS 1990
filed 1996-06-14
CIK 859473

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

For the fiscal year ended                 December 31, 1995
                          ------------------------------------------------------

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                      to
                              ----------------------  --------------------------

Commission file                      33-33093
               -----------------------------------------------------------------

                       DIVERSIFIED HISTORIC INVESTORS 1990
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                           23-2604695
- - -------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                   SUITE 500,  1521 LOCUST STREET,  PHILADELPHIA,  PA  19102
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code  (215) 735-5001
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act:       NONE
                                                           ---------------------

Securities registered pursuant to Section 12(g) of the Act:    5,032 Units
                                                           ---------------------

                      UNITS OF LIMITED PARTNERSHIP INTEREST
- - --------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                             Yes ___  No __X__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of Units held by non-affiliates of the Registrant:
Not Applicable*
- - ---------------

* Securities not quoted in any trading market to Registrant's knowledge.

                                     PART I

Item 1.  Business

         a. General Development of Business

         Diversified Historic Investors 1990 ("Registrant") is a limited partnership formed in 1989 under the Pennsylvania Uniform Limited Partnership Act. As of December 31, 1995, Registrant had outstanding 5,032 units of limited partnership interest (the "Units").

         Registrant is presently in its operating stage. It currently owns three properties or interests therein. See Item 2. Properties, for a description thereof. For a discussion of the operations of the Registrant, See Part II, Item
7. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

         b. Financial Information about Industry Segments

         The Registrant operates in one industry segment.

         c. Narrative Description of Business

         Registrant is in the business of operating, holding, selling, exchanging and otherwise dealing in and with real properties containing improvements which are Certified Historic Structures, as such term is defined in the Internal Revenue Code (the Code), for use as apartments, offices, hotels and commercial spaces, or any combination thereof, or low income housing eligible for the tax credit provided by Section 42 of the Code, and such other uses as the Registrant's general partner may deem appropriate.

         Since the Registrant's inception, all the properties acquired either by the Registrant, or the subsidiary partnerships in which it has an interest, have been rehabilitated and certified as Historic Structures and have received the related Investment Tax Credit. In addition, one property (Jefferson Seymour) is a low-income housing structure which qualifies for, has received, and will continue to receive the Low Income Tax Credits. All three properties are held for rental operations. At this time it is anticipated that all the properties will continue to be held for this purpose. At such time as the market for real estate of the type held by the Registrant improves and real property values begin to increase, the Registrant will re-evaluate its investment strategy regarding the properties.

         As of December 31, 1995, Registrant owned interests in three properties, located in Connecticut (one), Virginia (one), and Louisiana (one). In total, the properties contain 127 apartment units and 15,116 square feet ("sf") of commercial/retail space. As of December 31, 1995, 124 apartment units are under lease at monthly rental rates ranging from $225 to $2,065 and 14,784 sf. of commercial/retail space is under lease at annual rental rates ranging from $17.70 to $27.00 per sf. Rental of the apartments and commercial space is not expected to be seasonal. For a further discussion of the properties, see
Item 2, Properties.

         The Registrant is affected by and subject to the general competitive conditions of the residential and commercial real estate industry. As a result of the overbuilding that occurred in the 1980's, the competition for both residential and commercial tenants in the local markets where the Registrant's properties are located is generally strong. As a result, the Registrant is forced to keep its rent levels competitively low in order to maintain moderate to high occupancy levels. The properties held for rental are located in Hartford, Connecticut, Richmond, Virginia and the Warehouse District in New Orleans, Louisiana. In each of these markets, there are several similar historically certified rehabilitated buildings. However, there is no organization which holds a dominant position in the residential housing or commercial leasing market, in any of the geographic areas in which the Registrant's properties are located.

         Management of each of the properties makes frequent analyses of "what the market will bear" in order to set rent levels. When occupancy nears the 97-99% range, management considers raising the rents by more than a normal cost of living increase. If occupancy falls to below 85%, management considers lowering rents.

         Registrant has no employees. Registrant's activities are overseen by Brandywine Construction & Management, Inc., ("BCMI"), a real estate management firm.

         d. Financial Information About Foreign and Domestic Operations and Export Sales.

         See Item 8. Financial Statements and Supplementary Data.

Item 2.  Properties

         As of the date hereof, Registrant owned three properties, or interests therein. A summary description of each property held at December 31, 1995 is given below.

         a. Jefferson/Seymour - consists of 30 apartment units and 665 sf of commercial space at 94-96, 98-100 Jefferson Street and 134-138 Seymour Street in Hartford, Connecticut. In October 1990, the Registrant was admitted as a limited partner with a 99% interest in Jefferson Seymour Limited Partnership ("JSLP"), a Connecticut limited partnership, for a cash contribution of $1,417,000. One of the other general partners also contributed $390,000 of capital. JSLP subsequently capitalized $261,665 in acquisition costs related to the investment. JSLP acquired and rehabilitated the buildings for $3,288,665 ($129.48 per sf), including two mortgage notes payable in original aggregate principal amount of $1,220,000. The first note payable of $300,000 (principal balance of $269,638 at December 31, 1995) bears interest at 1% and is due June 2010. The second note payable of $920,000 (principal balance of $776,470 at December 31, 1995) is due December 1997. In February 1993, the lender modified this loan. The modified loan terms provide for interest at 8% until January 1, 1996 and then floating over the next two years based on the lender's two year cost of funds plus 2-1/2%. Principal and interest are payable monthly based on a 25-year amortization schedule until maturity. The property is managed by an independent property management firm. As of December 31, 1995, 27 residential apartments are under lease (90%) at monthly rents ranging from $375 to $740 per month. As of December 31, 1995, 333 of the 665 sf of commercial space is under lease (50%) at an annual rent of $27.00 per sf.

         All residential leases are renewable, one-year leases. The occupancy rate has been 96% for 1994, 98% for 1993, 97% for 1992, and 93% for 1991. The
monthly rental range has been approximately the same since 1991. The occupancy for the commercial space has been 100% for 1994, 100% for 1993, 100% for 1992, and 100% for 1991. The range for annual rents has been $27.00 per sf for 1994, $24.96 to $25.32 per sf for 1993, $6.48 to $6.84 per sf for 1992, and $21.60 to
$25.20 per sf for 1991. The commercial space is occupied by one tenant who operates principally as a beauty salon. There is an annual option to renew the lease for one year. The lease is an operating lease and the minimum future rental on the noncancelable lease as of December 31, 1995 is $8,991 per year. There are no contingent rentals included in income for the years ended December 31, 1995, 1994 and 1993. For tax purposes, this property has a federal tax basis of $2,447,665 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $25,688 which is based on an assessed value of $720,040 taxed at a rate of $3.567 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

         b. Shockoe Hearth Apartments - consists of 29 apartment units and 14,451 sf of commercial space at 1417-1423 East Cary Street in Richmond, Virginia. In December 1990, the Registrant was admitted with a 99% general partnership interest in Lawrence One General Partnership ("LOGP"), a Virginia general partnership, for a cash contribution of $800,000. LOGP subsequently capitalized $150,455 in acquisition costs relating to the investment. LOGP acquired and rehabilitated the property for $2,600,000 (excluding the capitalized costs, referred to above) ($90.49 sf), consisting of the equity contribution and $1,800,000 provided by a loan (principal balance of $1,756,295 at December 31, 1995) bearing interest at 10% and due February 2022. The property is managed by an independent property management firm. As of December 31, 1995, 29 of the apartments (100%) are under lease with rents ranging from $225 to $700 per month, and all of the commercial space is under lease by one tenant at annual rents ranging from $2.70 per sf for the basement area to $15.00 per sf for the restaurant area.

         All residential leases are renewable, one-year leases. The occupancy rate has been 98% for 1994, 100% for 1993, 98% for 1992, and 90% for 1991. The
monthly rental range has been approximately the same since 1991. The occupancy for the commercial space has been 100% for 1994, 100% for 1993, 79% for 1992, and 72% for 1991. The range for annual rents has been $16.68 per sf in 1994, $14.40 to $20.40 per sf for 1993, $3.00 to $19.92 per sf for 1992, and $12.72 to
$21.24 per sf for 1991. The commercial space is occupied by one tenant who operates as a restaurant and currently has a ten year lease which expires February 14, 2003. The lease is an operating lease and the minimum future rental on the noncancelable lease as of December 31, 1995 is $126,000 per year. There are no contingent rentals included in income for the years ended December 31, 1995, 1994 and 1993. For tax purposes, this property has a federal tax basis of $2,465,729 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $3,930 which is based on an assessed value of $271,972 taxed at a rate of $1.445 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

         c. The Bakery Apartments - consists of 68 apartment units at 1111 South Peters Street in New Orleans, Louisiana. In March 1991, the Registrant acquired a 72.3% general partnership interest in The Bakery Apartments ("TBA"), a Louisiana general partnership, for a cash contribution of $1,235,000. Certain affiliates of the Registrant simultaneously acquired 26.7% of the Louisiana general partnership for an aggregate cash contribution of $465,000. Registrant subsequently capitalized $242,040 in acquisition costs relating to the investment. TBA acquired and rehabilitated the property for $5,029,000 ($65.18 per sf), exclusive of the aforementioned acquisition costs. The rehabilitation of the property was financed in part with two loans, one for $3,135,000 (principal balance of $3,050,603 at December 31, 1995) and the other for $201,500 (principal balance of $193,864 at December 31, 1995). The first loan bears interest at 8.25%, with monthly principal and interest payments based on a 30 year amortization schedule, principal due in 1999. The second loan is from the developer/partner and has the same terms as the first loan. In March 1991, a $175,000 collateral mortgage note (principal balance of $152,385 at December 31, 1995) was issued to the developer/partner for working capital advances. This note bears interest at 9% with payments based on available positive cash flow of the property. In order to satisfy certain credit requirements of the lender, the Registrant and its affiliates exchanged their general partnership interests for limited partnership interests in a reconstituted partnership. However, the Registrant and its affiliates retained substantially the same rights and privileges as they had as general partners. As of December 31, 1995, 68 units are under lease (100%) with rents ranging from $460 to $2,065. All residential leases are renewable, one-year leases. The occupancy rate has been 93% for 1994, 92% for 1993, 93% for 1992, and 29% for 1991. The monthly rental range has been approximately the same since 1991. For tax purposes, this property has federal tax basis of $3,348,205 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $11,708 which is based on an assessed value of $65,700 taxed at a rate of $17.82 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

Item 3.  Legal Proceedings

         a. To the best of its knowledge, Registrant is not party to, nor is any of its property the subject of any pending material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted during the fiscal years covered by this report to a vote of security holders.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         a. There is no established public trading market for the Units. Registrant does not anticipate any such market will develop. Trading in the Units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 35 units were transferred of record in 1995.

         b. As of December 31, 1995, there were 487 record holders of Units.

         c. Registrant has not declared any cash dividends in 1995 and 1994.

Item 6.  Selected Financial Data

         The following selected financial data are for the five years ended December 31, 1995. This data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                              1995            1994             1993            1992            1991
                              ----            ----             ----            ----            ----

Rental income            $ 1,059,508     $ 1,026,467     $   998,697     $   874,439     $   314,518
Interest income                2,491           1,884           2,850          17,768          43,190
Other income                     -0-             -0-             -0-             -0-          80,000
Net loss                     469,528         482,279         476,136         504,606         564,330
Net loss per Unit              92.37           94.88           93.68           99.28          111.03
Total assets (net of       9,244,523       9,755,227      10,299,756      11,032,307      11,624,381
  depreciation and
  amortization)
Debt obligations           6,199,255       6,275,832       6,348,546       6,506,322       6,523,063


Note: See Part II, Item 7.2 Results of Operations for a discussion of factors which materially affect the comparability of the information reflected in the above table.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

         (1) Liquidity

         As of December 31, 1995, Registrant had cash of approximately $5,116. Such funds are expected to be used to pay liabilities and general and administrative expenses of Registrant and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

         As of December 31, 1995, Registrant had restricted cash of $146,315 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

         In recent years the Registrant has realized significant losses due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. At the present time, all three properties are able to pay their operating expenses and debt service but it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses.

         It is the Registrant's intention to continue to hold the properties until they can no longer meet the debt service requirements and the properties are foreclosed, or the market value of the properties increases to a point where they can be sold at a price which is sufficient to repay the underlying indebtedness (principal plus accrued interest).

         (2) Capital Resources

         Due to the recent rehabilitations of the properties, any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. The Registrant is not aware of any factors which would cause historical capital expenditures levels not to be indicative to capital requirements in the future and accordingly, does not believe that it will have to commit material resources to capital investment for the foreseeable future.

         Results of Operations

         During the fiscal year 1995, Registrant incurred a loss of $469,528 ($92.37 per limited partnership unit) compared to a loss of $482,279 ($94.88 per limited partnership unit) in 1994 and a loss of $476,136 ($93.68 per limited partnership unit) in 1993.

         Rental income increased from $998,697 in 1993 to $1,026,467 in 1994 to $1,059,508 in 1995. The increase from 1994 to 1995 and 1993 to 1994 is mainly the result of an increase in rental income at The Bakery Apartments and Shockoe Hearth Apartments partially offset by a decrease at Jefferson Seymour. The increase at The Bakery Apartments is due to an increase in corporate apartment rentals which generate higher revenue than residential rentals because the leases are generally short term in nature and are rented at higher monthly rates. The increase at the Shockoe Hearth Apartments for 1995 is the result of an increase in the rental income from its sole commercial tenant, as well as higher average occupancy of residential tenants. The decrease at Jefferson Seymour is due to the loss of one of its commercial tenants. The increase from 1993 to 1994 is mainly the result of an increase in rental income at The Bakery Apartments and Shockoe Hearth Apartments. The increase at The Bakery Apartments is due to an increase in corporate apartment rentals which generate higher revenue than residential rentals because the leases are generally short term in nature and are rented at higher monthly rates. The increase at Shockoe Hearth Apartments is the result of an increase in the monthly rental rate of its sole commercial tenant. This increased rental rate began when the tenant expanded its space to include the previous tenant's square footage at a higher per square footage charge than the former tenant. Also, the tenant executed a new lease during 1994 increasing the rent on its existing space.

         Rental operations expenses increased from $327,984 in 1993 to $443,668 in 1994 to $463,926 in 1995. The increase from 1994 to 1995 is mainly due to higher corporate apartment expense incurred at The Bakery Apartments due to higher corporate apartment rentals, as well as an increase in insurance expense experienced at each property due to higher premiums charged by the insurance industry. There was also an increase in maintenance expense at Shockoe Hearth due to increased occupancy levels of the residential apartments. These increases were partially offset by the overall decrease of operating expenses at Jefferson Seymour due to the loss of one of its commercial tenants causing a proportionate decrease in utilities, maintenance, management fees, and wages. The overall increase from 1993 to 1994 is the result of higher operating expenses at all three properties, including maintenance and wages. In particular, The Bakery Apartments incurred higher operating expenses due to the increase in corporate apartment rentals. In addition, an audit adjustment of was made in 1993 which caused a decrease in net operating expenses. This adjustment was immaterial to rental operations expense, and therefore no restatement was necessary.

         General and administrative expenses increased from $56,965 in 1993 to $62,262 in 1994 and decreased to $57,129 in 1995. The decrease from 1994 to 1995 is due to a reduction of the general partner fee paid in 1995. The increase from 1993 to 1994 is due to a general partner fee paid in 1994 while none was paid in 1993.

         Interest expense decreased from $616,374 in 1993 to $541,374 in 1994 and increased to $546,273 in 1995. The increase from 1994 to 1995 is a result of a higher interest rate on the mortgage loan at Shockoe Hearth Apartments. The decrease in interest expense from 1993 to 1994 is primarily due to the accrual of interest in 1993 that should have been accrued in previous years on the Bakery Apartments. This adjustment was immaterial to interest expense, and therefore no restatement was necessary.

         Depreciation and amortization decreased slightly from $525,083 in 1993 to $523,309 in 1994 to $516,745 in 1995.

         In 1995 losses of $432,000 were incurred at the Registrant's three properties compared to $448,000 in 1994 and $373,000 in 1993. A discussion of property operations/activities follows:

         In 1995, Registrant incurred a loss of $126,000 at Jefferson/Seymour, including $130,000 of depreciation and amortization expense compared to a loss of $126,000 including $132,000 of depreciation and amortization expense in 1994 and a loss of $117,000 including $132,000 of depreciation and amortization expense in 1993. Although there was no material overall change in the loss from 1994 to 1995, there was a decrease in rental income partially offset by a decrease in operating expenses. The decrease in rental income is the result of the loss of one of its commercial tenants which caused a proportionate decrease in operating expenses, such as utilities, maintenance, management fees, and wages, partially offset by an increase in insurance expense due to higher premiums charged by the insurance industry. The increase in the loss from 1993 to 1994 is due primarily to an increase in maintenance expense resulting from a high turnover rate of tenants, partially offset by an increase in rental income. The Registrant expects the operating results in 1996 to be similar to those experienced in 1995.

         In 1995, Registrant incurred a loss of $127,000 at Shockoe Hearth including $102,000 of depreciation and amortization expense compared to a loss of $116,000 including $101,000 of depreciation and amortization expense in 1994 and a loss of $124,000 including $101,000 of depreciation and amortization expense in 1993. The increase in the loss from 1994 to 1995 is a result of an increase in operating expenses such as maintenance, and insurance, as well as an increase in interest expense, partially offset by an increase in rental income. The increase in maintenance is due to the higher occupancy levels experienced by the property during the year and the increase in insurance expense is due to higher premiums charged by the insurance industry. The increase in interest expense is due to a higher interest rate on the mortgage loan. The increase in income is the result of an increased rental income from the commercial tenant, as well as higher average occupancy of residential units. The decrease in the loss from 1993 to 1994 is due to an increase in rental income partially offset by an increase in operating expenses such as utilities, maintenance, advertising and legal and accounting fees. As in 1995, the increase in rental income is due to the increased rent charged to its commercial tenant. The Registrant expects the operating results in 1996 to be similar to those experienced in 1995.

         In 1995, Registrant incurred a loss of $179,000 at the Bakery including $252,000 of depreciation and amortization expense compared to a loss of $206,000 including $257,000 of depreciation and amortization expense in 1994 and a loss of $132,000 including $247,000 of depreciation and amortization expense in 1993. The decrease in the loss from 1994 to 1995 is due to the increased rentals of corporate apartments (which generate higher revenue than residential units), offset proportionately by an increase in corporate apartment expense, as well as an increase in insurance expense due to higher premiums charged by the insurance industry. The increase in the loss from 1993 to 1994 is primarily due to an audit adjustment made in 1993 which reduced operating expenses in that year, partially offset by an increase in rental income in 1994 resulting from increased rentals of corporate apartments. The Registrant expects the operating results in 1996 to be similar to those experienced in 1995.

         Effective January 1, 1995, the Partnership adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." There was no cumulative effect of the adoption of SFAS NO. 121.

Item 8.  Financial Statements and Supplementary Data

         Registrant is not required to furnish the supplementary financial information referred to in Item 302 of Regulation S-K.

                          Independent Auditor's Report

To the Partners of
Diversified Historic Investors 1990

We have audited the accompanying consolidated balance sheets of Diversified Historic Investors 1990 (a Pennsylvania Limited Partnership) and its subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, changes in partners' equity and cash flows for the years ended December 31, 1995, 1994, and 1993. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of The Bakery Apartments Limited Partnership, which statements reflect total assets of $4,137,829 and $4,378,350, as of December 31, 1995 and 1994, respectively, and total revenues of $640,781 and $602,641, respectively for the years then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for The Bakery Apartments Limited Partnership is based solely on the report of the other auditors.

We conducted our audits, in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversified Historic Investors 1990 as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years ended December 31, 1995, 1994, and 1993 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Real Estate and Accumulated Depreciation on page 24 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Gross, Kreger & Passio
Philadelphia, Pennsylvania
March 7, 1996

                          Independent Auditor's Report


To the Partners of
The Bakery Apartments Limited Partnership

We have audited the accompanying balance sheets of The Bakery Apartments Limited Partnership for December 31, 1995 and 1994 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits, in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Bakery Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Pailet, Meunier and LeBlanc, L.L.P.
Metairie, Louisiana
February 7, 1996

                       DIVERSIFIED HISTORIC INVESTORS 1990
                             (a limited partnership)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES


Consolidated financial statements:                                         Page

     Consolidated Balance Sheets at December 31, 1995 and 1994                13

     Consolidated Statements of Operations for the Years Ended
       December 31, 1995, 1994, and 1993
                                                                              14

     Consolidated  Statements  of Changes in Partners'  Equity
       for the Years Ended  December 31, 1995, 1994, and 1993                 15

     Consolidated Statements of Cash Flows for the Years Ended
       December 31, 1995, 1994, and 1993                                      16

     Notes to consolidated financial statements                            17-22

Financial statement schedules:

     Schedule XI - Real Estate and Accumulated Depreciation                   24

     Notes to Schedule XI                                                     25










All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                       DIVERSIFIED HISTORIC INVESTORS 1990
                             (a limited partnership)

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1995 and 1994

                                     Assets

                                                     1995               1994
                                                 ------------       ------------
Rental properties at cost:
     Land                                        $    248,856      $    248,856
     Buildings and improvements                    10,856,073        10,843,702
     Furniture and fixtures                           156,271           155,592
                                                 ------------      ------------

                                                   11,261,200        11,248,150
     Less - accumulated depreciation               (2,301,499)       (1,834,659)
                                                 ------------      ------------
                                                    8,959,701         9,413,491

Cash and cash equivalents                               5,116            13,404
Restricted cash                                       146,315           144,480
Accounts receivable                                    10,165             9,621
Other assets (net of accumulated
     amortization of $190,322 and $140,417)           122,309           174,231
                                                 ------------      ------------

                  Total                          $  9,243,606      $  9,755,227
                                                 ============      ============


                        Liabilities and Partners' Equity

Liabilities:
     Debt obligations                            $  6,199,255      $  6,275,832
     Accounts payable:
          Trade                                       414,230           366,971
          Related parties                             147,934           118,193
     Interest payable                                  23,296            35,424
     Tenant security deposits                          63,129            57,084
     Other liabilities                                 61,652            39,481
                                                 ------------      ------------

                  Total liabilities                 6,909,496         6,892,985
                                                 ------------      ------------

Minority interests                                    562,116           620,720
Partners' equity                                    1,771,994         2,241,522
                                                 ------------      ------------

                  Total                          $  9,243,606      $  9,755,227
                                                 ============      ============


   The accompanying notes are an integral part of these financial statements.

                       DIVERSIFIED HISTORIC INVESTORS 1990
                             (a limited partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              For the Years Ended December 31, 1995, 1994 and 1993


                                              1995         1994         1993
                                          -----------  -----------  -----------

Revenues:
     Rental income                        $ 1,059,508  $ 1,026,467  $   998,697
     Interest income                            2,491        1,884        2,850
                                          -----------  -----------  -----------

                 Total revenues            1,061,999    1,028,351    1,001,547
                                          -----------  -----------  -----------

Costs and expenses:
     Rental operations                        463,926      443,668      327,984
     General and administrative                57,129       62,262       56,965
     Interest                                 546,273      541,374      616,374
     Depreciation and amortization            516,745      523,309      525,083
                                          -----------  -----------  -----------
                 Total costs and expenses   1,584,073    1,570,613    1,526,406
                                          -----------  -----------  -----------

Loss before minority interests               (522,074)    (542,262)    (524,859)

Minority interests' portion of loss            52,546       59,983       48,723
                                          -----------  -----------  -----------

Net loss                                  ($  469,528) ($  482,279) ($  476,136)
                                          ===========  ===========  ===========

Net loss per limited partnership unit     ($    92.37) ($    94.88) ($    93.68)
                                          ===========  ===========  ===========






   The accompanying notes are an integral part of these financial statements.

                       DIVERSIFIED HISTORIC INVESTORS 1990
                             (a limited partnership)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY

              For the Years Ended December 31, 1995, 1994 and 1993


                                     Diversified
                                      Historic
                                      Advisors      Limited
                                       1990 (1)    Partners (2)        Total
                                      --------     -----------     -----------

Percentage participation in profit
  or loss                                 1%             99%            100%
                                      ========     ===========     ===========

Balance at December 31, 1992            (2,033)      3,201,970       3,199,937
Net loss                                (4,761)       (471,375)       (476,136)
                                      --------     -----------     -----------


Balance at December 31, 1993            (6,794)      2,730,595       2,723,801
Net loss                                (4,823)       (477,456)       (482,279)
                                      --------     -----------     -----------


Balance at December 31, 1994           (11,617)      2,253,139       2,241,522
Net loss                                (4,695)       (464,833)       (469,528)
                                      --------     -----------     -----------


Balance at December 31, 1995          $(16,312)    $ 1,788,306     $ 1,771,994
                                      ========     ===========     ===========




(1)      General Partner.

(2) 5,032 limited partnership units outstanding at December 31, 1995, 1994, and 1993.











   The accompanying notes are an integral part of these financial statements.

                       DIVERSIFIED HISTORIC INVESTORS 1990
                             (a limited partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 1995, 1994 and 1993
                                                          1995         1994         1993
                                                       ---------    ---------    ---------

Cash flows from operating activities:
     Net loss                                          ($469,528)   ($482,279)   ($476,136)

     Adjustments to reconcile netloss to net cash
       provided by (used in) operating activities:
Depreciation and amortization                            516,745      523,309      525,083
Minority Interests                                       (58,604)     (66,011)     (57,451)
Changes in assets and liabilities:
     Increase in restricted cash                          (1,835)      (2,153)     (97,857)
     (Increase) decrease in accounts receivable             (544)       4,876       (6,677)
     Decrease (increase) in other assets                   2,016       (1,282)     (16,372)
     Increase (decrease) in accounts payable - trade      47,260       46,507      (80,109)
     Increase in accounts payable - related parties       29,741       24,247       31,678
     (Decrease) increase in interest payable             (12,128)       1,468          -0-
     Increase (decrease) in tenant security deposits       6,045       (3,854)     (25,473)
     Increase in other liabilities                        22,171        8,107       32,716
                                                       ---------    ---------    ---------
           Net cash provided by (used in) operating       81,339       52,935     (170,598)
           activities                                  ---------    ---------    ---------

Cash flows from investing activities:
     Capital expenditures                                (13,050)      (8,690)     (10,004)
                                                       ---------    ---------    ---------
           Net cash used in investing activities:        (13,050)      (8,690)     (10,004)
                                                       ---------    ---------    ---------
Cash flows from financing activities:
     Payments of principal under debt obligations        (76,577)     (72,714)    (157,776)
                                                       ---------    ---------    ---------
           Net cash used in financing activities:        (76,577)     (72,714)    (157,776)
                                                       ---------    ---------    ---------
Decrease in cash and cash equivalents                     (8,288)     (28,469)    (338,378)
                                                       ---------    ---------    ---------
Cash and cash equivalents at beginning of year            13,404       41,873      380,251
                                                       ---------    ---------    ---------
Cash and cash equivalents at end of year               $   5,116    $  13,404    $  41,873
                                                       =========    =========    =========

Supplemental Disclosure of Cash Flow Information:
     Cash paid during the year for interest            $ 517,739    $ 530,639    $ 586,574





   The accompanying notes are an integral part of these financial statements.

                       DIVERSIFIED HISTORIC INVESTORS 1990
                             (a limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION

Diversified Historic Investors 1990 (the "Partnership") was formed in December 1989, to acquire, rehabilitate, and manage real properties which were Certified Historic Structures, as defined in the Internal Revenue Code of 1986 (the "Code"), or which are eligible for designation as such, and which may also be (but are not required to be) eligible for low income housing tax credits as provided by Section 42 of the Code, and such other uses as Dover Historic Advisors 1990 (the "General Partner") deems appropriate, and to engage in any and all activities related or incidental thereto.

The General Partner, Dover Historic Advisors 1990 (a general partnership), whose partners are Dover Historic Advisors, Inc., (a Pennsylvania corporation) and Jacqueline Reichman, has the exclusive responsibility for all aspects of the Partnership's operations.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

1.       Principles of Consolidation

The accompanying financial statements of the Partnership include the accounts of three subsidiary partnerships (the "Ventures"), in which the Partnership has controlling interests, with appropriate elimination of inter-partnership transactions and balances. These financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of the General Partner, are necessary for a fair statement of the results for those years.

2.       Depreciation

Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Buildings and improvements are depreciated over 25 years and furniture and fixtures over five years.

3.       Net Loss Per Limited Partnership Unit

The net loss per limited partnership unit is based on the weighted average number of limited partnership units outstanding during the period (5,032 in 1995, 1994, and 1993).

4.       Income Taxes

Federal  and  state  income  taxes  are  payable  by  the  individual  partners;
accordingly, no provision or liability for income taxes is reflected in the financial statements.

5.       Deferred Expenses

Loan fees have been incurred with respect to certain loans. Such fees were deferred and are amortized over the term of the related loans and charged to amortization expense.

6.       Cash and Cash Equivalents

The Registrant considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

7.       Acquisition Costs

Costs incurred in identifying and evaluating properties for possible acquisition and rehabilitation are deferred. Such costs are capitalized as part of the cost of the property if the related property is acquired and are charged to expense if it is not acquired. Interest, real estate taxes, and insurance costs incurred during the rehabilitation period have been capitalized as part of the cost of the property.

8.       Restricted Cash

Restricted cash includes amounts held for tenant security deposits, real estate tax reserves and other cash restricted as to use.

9.       Reclassifications

Certain amounts in the 1993 financial statements have been reclassified to conform with the format adopted in 1994.

10.      Revenue Recognition

Revenues are recognized when rental payments are due on a straight-line basis. Rental payments received in advance are deferred until earned.

11.      Rental Properties

Rental properties are stated at cost. A provision for impairment of value is recorded when a decline in value of property is determined to be other than temporary as a result of one or more of the following: (1) a property is offered for sale at a price below its current carrying value, (2) a property has significant balloon payments due with the foreseeable future for which the Partnership does not have the resources to meet, and anticipates it will be unable to obtain replacement financing or debt modification sufficient to allow a continued hold of the property over a reasonable period of time, (3) a property has been, and is expected to continue, generating significant operating deficits and the Partnership is unable or unwilling to sustain such deficit results of operations, and has been unable to, or anticipates it will be unable to, obtain debt modification, financing or refinancing sufficient to allow a continued hold of the property for a reasonable period of time or, (4) a property's value has declined based on management's expectations with respect to projected future operational cash flows and prevailing economic conditions. An impairment loss is indicated when the undiscounted, sum of estimated future cash flows from an asset, including estimated sales proceeds, and assuming a reasonable period of ownership up to 5 years, is less than the carrying amount of the asset. The impairment loss is measured as the difference between the estimated fair value and the carrying amount of the asset. In the absence of the above circumstances, properties and improvements are stated at cost. An analysis is done on an annual basis at December 31 of each year.

12.      New Accounting Pronouncement

Effective January 1, 1995, the Partnership adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." There was no cumulative effect of the adoption of SFAS No. 121.

NOTE C - PARTNERSHIP AGREEMENT

The significant terms of the Agreement of Limited Partnership (the "Agreement"), as they relate to the financial statements, follow:

All distributable cash from operations (as defined in the Agreement of Limited Partnership) will be distributed 1% to the General Partner and 99% to the limited partners.

All distributable cash from sales or dispositions (as defined) will be distributed to the limited partners up to their adjusted invested capital (as defined) or a 6.5% cumulative, noncompounded annual return on their average amounts previously distributed (as defined); thereafter, after receipt by the General Partner or its affiliates of any accrued but unpaid real estate brokerage commissions, the balance will be distributed 15% to the General Partner and 85% to the limited partners.

Net income or loss from operations of the Partnership is allocated 1% to the General Partner and 99% to the limited partners.

NOTE D - TRANSACTIONS WITH RELATED PARTIES

Included in Accounts Payable - Related Party is $147,934 and $118,913 at December 31, 1995 and 1994, respectively, owed to the co-general partners of the Partnership's Ventures, for additional amounts advanced for working capital needs. These advances are non-interest bearing and will be paid out of available cash flow from the property.

NOTE E - LEASES

The Partnership's leases with commercial tenants are classified as operating leases. Leases are generally for a period of three to five years and provide for a fixed base rent plus contingent rents based on level of sales and sharing of certain operating costs.

Minimum future commercial rentals on operating leases as of December 31, 1995 are as follows:

                               1996     $134,991
                               1997      141,291
                               1998      147,906
                               1999      154,852
                               2000      162,145

NOTE F - ACQUISITIONS

The Partnership acquired three controlling general or limited partnership interests in Ventures during the period from October 1990 to March 1991, as discussed below.

In October 1990, the Partnership was admitted, with a 99% general partner interest, to a Connecticut general partnership which owns a building located in Hartford, Connecticut, consisting of 30 apartment units and 665 square feet of commercial space, for a cash contribution of $1,417,000.

In December 1990, the Partnership was admitted, with a 99% general partner interest, to a Virginia general partnership which owns a building located in Richmond, Virginia, consisting of 29 apartment units and 14,212 square feet of commercial space, for a cash capital contribution of $800,000.

In March 1991, the Partnership purchased a 72.3% interest of a Pennsylvania general partnership which owns a building located in New Orleans, Louisiana, consisting of 68 apartments, for $1,235,000. In October 1992, in conjunction with a refinancing, the Partnership exchanged its general partnership interest for a limited partnership interest in a reconstituted partnership.

NOTE G - DEBT OBLIGATIONS

Debt obligations were as follows:
                                                                                             December 31,
                                                                                         1995           1994
                                                                                     ----------     ----------
Mortgage  loan;  interest at 8% until January 1996,  when interest  resets           $  776,470     $  794,934
based on a specified  index; 8% at December 31, 1995;  monthly payments of principal  and  interest  of $7,102,  based  upon a 25-year  amortization;
collateralized by the related rental property; due in December 1997

Note payable;  interest at 1%; monthly  payments of principal and interest              269,638        272,626
of $1,380; based on a 20-year amortization schedule; due 2010

Mortgage loan;  interest at the Fidelity  Federal  Savings Bank prime plus            1,756,295      1,768,814
1.5% with a minimum of 10% and a maximum of 15% (10% at December  31, 1995 and  1994)  based on a  30-year  amortization  schedule;  callable  by the lender in 1997;  principal  due  February 1, 2022;  collateralized  by the related rental property

Mortgage loan;  interest at 8.25%;  monthly payments of $23,552 based on a            3,050,603      3,080,215
30-year  amortization  schedule,  collateralized  by  the  related  rental property; due November 1999

Note  payable to  developer;  interest at 9%;  payments  based on positive              152,385        160,874
cash flow of the property

Note payable to developer;  interest at 8.25%;  monthly payments of $1,514 based on a  30-year  amortization  schedule;  collateralized  by  the  related  rental property; due November 1999
                                                                                        193,864        198,369
                                                                                     ----------     ----------
                                                                                     $6,199,255     $6,275,832
                                                                                     ==========     ==========

Maturities of debt obligations at December 31, 1995, are as follows:

                        Year Ending December 31,
                        ------------------------
                                 1996     $   91,513
                                 1997        976,633
                                 1998         77,670
                                 1999      3,186,912
                                 2000         47,392
                           Thereafter      1,819,135
                                          ----------
                                          $6,199,255
                                          ==========

NOTE H - INCOME TAX BASIS RECONCILIATION

Certain items enter into the determination of the results of operations in different time periods for financial reporting ("book") purposes and for income tax ("tax") purposes. The reconciliation of net loss and partners' equity follows:

                                             For the Years Ended December 31,
                                            1995          1994          1993
                                        -----------   -----------   -----------

Net loss - book                         ($  469,528)  ($  482,279)  ($  476,136)
Excess of book over tax depreciation        185,200       168,100       167,927
Interest expense                                  0             0        64,065
Audit adjustments                                 0             0       (57,813)
Other timing differences                      3,484           608             0
Minority Interest                           (31,983)      (43,555)       (9,507)
                                        -----------   -----------   -----------
Net loss - tax                          ($  312,827)  ($  357,126)  ($  311,464)
                                        ===========   ===========   ===========

Partners' equity - book                 $ 1,771,994   $ 2,241,522   $ 2,723,801
Costs of issuance                           638,660       638,660       638,660
Cumulative book over (under) tax loss       246,517        89,816       (16,337)
Basis reduction                          (1,565,104)   (1,565,104)   (1,565,104)
Capital adjustment - tax only                     0             0       (19,000)
                                        -----------   -----------   -----------
Partners' equity - tax                  $ 1,092,067   $ 1,404,894   $ 1,762,020
                                        ===========   ===========   ===========

                            SUPPLEMENTAL INFORMATION

                          DIVERSIFIED HISTORIC INVESTORS 1990
                                (a limited partnership)

                 SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                   DECEMBER 31, 1995

                                                                       Costs
                                                                    Capitalized
                                                                   Subsequent to
                              Initial Cost to Partnership (b)       Acquisition
                              -------------------------------       -----------

                                                       Buildings
                                                          and
Description (a)          Encumbrances (e)     Land    Improvements  Improvements
- - ---------------          ----------------     ----    ------------  ------------

30 unit apartments and
665 square feet of
commercial space in
Hartford, CT               $1,046,108            --    $ 3,027,000     $261,665

29 unit apartments and
14,212 square feet of
commercial space in
Richmond, VA                1,756,294         186,381    2,287,980      328,204

68 unit apartments in
New Orleans, LA             3,396,852          62,475    5,103,816        3,679
                           ----------     -----------  -----------     --------
                           $6,199,254     $   248,856  $10,418,796     $593,548
                           ==========     ===========  ===========     ========


            Gross Amount at which Carried
                          at
                 December 31, 1995
                 -----------------

               Buildings
                  and                        Accumulated     Date of      Date
  Land       Improvements   Total (b) (c)   Depr. (c) (d)    Constr.(a) Acquired
  ----       ------------   -------------   -------------    -------    --------




    --       $ 3,288,665     $ 3,288,665     $  751,258       1990       1990




 186,381     $ 2,616,184       2,802,565        518,563       1990       1990


  62,475     $ 5,107,495       5,169,970      1,031,678       1991       1991
- - --------     -----------     -----------     ----------
$248,856     $11,012,344     $11,261,200     $2,301,499
========     ===========     ===========     ==========

                       DIVERSIFIED HISTORIC INVESTORS 1990
                             (a limited partnership)

                              NOTES TO SCHEDULE XI

                                December 31, 1995

(A) All properties are certified historic structures as defined in the Internal Revenue Code. The "date of construction" refers to the period in which such properties are rehabilitated.

(B) The aggregate cost of real estate owned at December 31, 1995, for Federal income tax purposes is approximately $8,261,599 However, the depreciable basis of buildings and improvements is reduced for Federal income tax purposes by the investment tax credit and the historic rehabilitation credit obtained.

(C)      Reconciliation of real estate:

                                         1995           1994           1993
                                     -----------    -----------    -----------
Balance at beginning of year         $11,248,150    $11,239,460    $11,229,456
Additions during the year:
     Improvements                         13,050          8,690         10,004
                                     -----------    -----------    -----------
Balance at end of year               $11,261,200    $11,248,150    $11,239,460
                                     ===========    ===========    ===========

Reconciliation of accumulated depreciation:

                                         1995           1994           1993
                                     -----------    -----------    -----------
Balance at beginning of year         $ 1,834,659    $ 1,366,030    $   885,286
Depreciation expense for the year        466,840        468,629        480,744
                                     -----------    -----------    -----------
Balance at end of year               $ 2,301,499    $ 1,834,659    $ 1,366,030
                                     ===========    ===========    ===========

(D) See Note B to the financial statements for depreciation method and lives.

(E) See Note E to the financial statements for further information.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                  None.

                                    PART III

Item 10. Directors and Executive Officers of Registrant

         a. Identification of Directors - Registrant has no directors.

         b. Identification of Executive Officers

         The General Partner of the Registrant is Dover Historic Advisors 1990 (DoHA-1990), a Pennsylvania general partnership. The partners of DoHA-1990 are as follows:

 Name                            Position               Term of Office          Period Served
 ----                            --------               --------------          -------------
 Dover Historic Advisors, Inc.   Partner in DoHA-1990   No fixed term           Since September 1990
 ("Dover Advisors")

 Jacqueline D. Reichman          Partner in             No fixed term           Since May 1994
                                 DOHA-1990

         For further description of Dover Advisors, see paragraph e. of this Item. There is no arrangement or understanding between either person named above and any other person pursuant to which any person was or is to be selected as an officer.

         c. Identification of Certain Significant Employees. Registrant has no employees. Its administrative and operational functions are carried out by a property management and partnership administration firm engaged by the Registrant.

         d. Family Relationships. There is no family relationship between or among the executive officers and/or any person nominated or chosen by Registrant to become an executive officer.

         The general partner is responsible for the management and control of Registrant's affairs and will have general responsibility and authority in conducting its operations. DoHA-1990 is a general partnership formed in 1989.

         e. Business Experience.

         The partners of DoHA-1990 are Dover Advisors and Jacqueline Reichman. The General Partner may retain its affiliates to manage certain of the Properties.

         Dover Advisors, a wholly-owned subsidiary of DHP, Inc., (formerly Dover Historic Properties, Inc.) is a corporation formed in February 1989 under the laws of the Commonwealth of Pennsylvania for the purpose of acting as the general partner (or a partner of the general partner) in real estate programs such as the Registrant. DHP, Inc. is a subsidiary of The Dover Group, Ltd., an entity formed in 1985 to act as the holding company for DHP, Inc. and certain other companies involved in the development and operations of both historic properties and conventional real estate as well as in financial (non-banking) services. In February 1992, The Dover Group, Ltd's name was changed to D, LTD.

         The executive officers, directors and key employees of Dover Advisors are described below.

         Michael J. Tuszka (age 49) was appointed Chairman of both Dover Advisors and D, LTD on January 27, 1993. Mr. Tuszka has been associated with Dover Advisors and its affiliates since 1984.

         Donna M. Zanghi (age 39) was appointed Secretary/Treasurer of Dover Advisors and Secretary/Treasurer of DHP, Inc. on June 15, 1993. She is also a
Director and Secretary/Treasurer of D, LTD. She has been associated with Dover Advisors and its affiliates since 1984 except for the period from December 1986 to June 1989 and the period from November 1, 1992 to June 14, 1993.

         Michele F. Rudoi, (age 31) was appointed on January 27, 1993 as Assistant Secretary of Dover Advisors, D, LTD and DHP, Inc. and Director of D, LTD.

         Jacqueline D. Reichman was appointed on May 11, 1994 as a partner of DoHA-1990. Ms. Reichman and her affiliates have extensive experience in real estate related ventures.

Item 11. Executive Compensation

         a. Cash Compensation - During 1995, Registrant paid a general partner fee of $1,500.00 to DoHA-1990.

         b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 1995, or is proposed to be paid or distributed in the future, to DoHA-1990, any partner therein, or any person named in paragraph c. of Item 10 of this report.

         c. Other Compensation - No compensation not referred to in paragraph a. or paragraph b. of this Item was paid or distributed during 1995 to DoHA-1990, any partner therein, or any person named in paragraph c. of Item 10.

         d. Compensation of Directors - Registrant has no directors.

         e. Termination of Employment and Change of Control Arrangement - Registrant has no compensatory plan or arrangement, with respect to any individual, which results or will result from the resignation or retirement of any individual, or any termination of such individual's employment with Registrant or from a change in control of Registrant or a change in such individual's responsibilities following such a change in control.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         a. Security Ownership of Certain Beneficial Owners - No person is known to Registrant to be the beneficial owner of more than five percent of the issued and outstanding Units.

         b.  Security   Ownership  of  Management  -  No  equity  securities  of
Registrant  are  beneficially  owned by any person named in paragraph c. of Item
10.

         c. Changes in Control - Registrant does not know of any arrangement, the operation of which may at a subsequent date result in a change in control of Registrant.

Item 13. Certain Relationships and Related Transactions

         Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DoHA-1990 is entitled to 10% of Registrant's distributable cash from operations in each year. There was no such share allocable to DoHA-1990 for fiscal years 1993 to 1995.

         a. Certain Business Relationships - Registrant has no directors.

         b. Indebtedness of Management - No executive officer or significant employee of Registrant, Registrant's general partner (or any employee thereof) or any affiliate of any such person, is or has at any time been indebted to Registrant.

                                     PART IV

Item 14. (A)  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         1. Financial Statements:

            a.  Consolidated Balance Sheets at December 31, 1995 and 1994.

            b. Consolidated Statements of Operations for the Years Ended December 31, 1995, 1994 and 1993.

            c. Consolidated Statements of Changes in Partners' Equity for the Years Ended December 31, 1995, 1994 and 1993.

            d. Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993.

            e.  Notes to consolidated Financial Statements.

         2. Financial statement schedules:

            a.  Schedule XI- Real Estate and Accumulated Depreciation.

            b.  Notes to Schedule XI.

         3. Exhibits:

        (a)   Exhibit Number                        Document

                  3 Registrant's Amended and Restated Certificate of Limited Partnership and Agreement of Limited Partnership, previously filed as part of Amendment No. 1 of Registrant's Registration Statement on Form S-11, are incorporated herein by reference.

                 21              Subsidiaries  of the  Registrant  are listed in
                                 Item 2. Properties of this Form 10-K.

         (b) Reports on Form 8-K:

         No reports were filed on Form 8-K during the quarter ended December 31, 1995.

         (c) Exhibits:

         See Item 14 (A)(3) above.

                                   SIGNATURES

         Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  DIVERSIFIED HISTORIC INVESTORS 1990

Date:     May 23, 1996            By: Dover Historic Advisors 1990,
      --------------------            General Partner


                                      By: Dover Historic Advisors, Inc., Partner

                                                      By:  /s/ Michael J. Tuszka
                                                           MICHAEL J. TUSZKA,
                                                               Chairman

                                                      By:   /s/ Michele F. Rudoi
                                                            MICHELE F. RUDOI,
                                                            Assistant Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

          Signature                             Capacity                Date
          ---------                             --------                ----
DOVER HISTORIC ADVISORS 1990                General Partner

By: Dover Historic Advisors, Inc. Partner

      By:          /s/ Michael J. Tuszka                            May 23, 1996
          -------------------------------------------               ------------
                MICHAEL J. TUSZKA,
                       Chairman

      By:            /s/ Michele F. Rudoi                           May 24, 1996
          -------------------------------------------               ------------
                 MICHELE F. RUDOI,
                 Assistant Secretary