Form 10-Q
period 1996-03-31
DIVERSIFIED HISTORIC INVESTORS 1990
filed 1996-07-05
CIK 859473

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                        March 31, 1996
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission file number__________________________________________________________

                       DIVERSIFIED HISTORIC INVESTORS 1990
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                            23-2604695
- -------------------------------                             ------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization                              Identification No.)

              Suite 500, 1521 Locust Street, Philadelphia, PA 19102
- --------------------------------------------------------------------------------
               (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code  (215) 735-5001
                                                   -----------------------------

                                       N/A
- --------------------------------------------------------------------------------

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                         Yes _X_ No ___

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

             Consolidated Balance Sheets - March 31, 1996 (unaudited) and December 31, 1995
             Consolidated Statements of Operations - Three Months Ended March 31, 1996 and 1995 (unaudited)
             Consolidated Statements of Cash Flows - Three Months Ended March 31, 1996 and 1995 (unaudited)
             Notes to Consolidated Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.

               (1)  Liquidity

                    As of March 31, 1996, Registrant had cash of $18,784. Such funds are expected to be used to pay liabilities and general and administrative expenses of Registrant, and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                    As of March 31, 1996, Registrant had restricted cash of $143,448 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

                    In recent years the Registrant has realized significant losses due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. At the present time, all three properties are able to pay their operating expenses and debt service, but it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses.

                    It is the Registrant's intention to continue to hold the properties until they can no longer meet the debt service requirements and the properties are foreclosed, or the market value of the properties increases to a point where they can be sold at a price which is sufficient to repay the underlying indebtedness (principal plus accrued interest).

               (2)  Capital Resources

                    Due to the relatively recent rehabilitations of the properties, any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. Registrant is not aware of any factors which would cause historical capital expenditure levels not to be indicative of capital requirements in the future and accordingly, does not believe that it will have to commit material resources to capital investment for the foreseeable future.

               (3)  Results of Operations

                    During the first quarter of 1996, Registrant incurred a net loss of $78,508 ($15.44 per limited partnership unit) compared to a net loss of $83,436 ($16.41 per limited partnership unit) for the same period in 1995.

                    Rental income increased $1,751 from $281,438 in the first quarter of 1995 to $283,189 in the same period in 1996. This increase is mainly the result of an increase in rental income at Shockoe Hearth Apartments partially offset by a decrease at Jefferson Seymour. The increase at the Shockoe Hearth Apartments is the result of an increase in the rental income from the sole commercial tenant, as well as higher average occupancy of residential units, and the decrease at Jefferson Seymour is due to the loss of one of its commercial tenants in February 1995.

                    Expenses for rental operations decreased by $969 from $104,308 in the first quarter of 1995 to $103,339 in the same period in 1996. Expenses for rental operations decreased due to lower corporate apartment expense at The Bakery Apartments, as well as lower utilities, wages, maintenance, and management fees expense at Jefferson Seymour, partially offset by an increase in maintenance and wage expense at The Bakery Apartments, an increase in insurance expense at Jefferson Seymour, and an increase in maintenance expense at Shockoe Hearth. Corporate apartment expense decreased due to a decrease in the rental of corporate apartments. The decrease in utilities, wages, maintenance, and management fees at Jefferson Seymour is due to the loss of one of its commercial tenants. Maintenance expense at The Bakery Apartments increased due to the improvements made to the security system and the replacement of appliances in several units. Wage expense increased at The Bakery Apartments as a result of cost of living pay increases received by employees. Insurance expense increased at Jefferson Seymour due to an increase in premiums and maintenance expense increased at Shockoe Hearth due to higher occupancy levels of residential units.

                    Losses incurred during the quarter at the Registrant's three properties amounted to $66,000, compared to a loss of approximately $70,000 for the same period in 1995.

                    In the first quarter of 1996, Registrant incurred a loss of $28,000 at Jefferson Seymour including $32,000 of depreciation and amortization expense, compared to a loss of $26,000 in the first quarter of 1995, including $32,500 of depreciation and amortization expense. Although there was no material overall change in the loss from the first quarter of 1995 to the same period in 1996, there was a decrease in rental income partially offset by a decrease in operating expenses. The decrease in rental income is the result of the loss of one of its commercial tenants which caused a proportionate decrease in operating expenses, such as utilities, maintenance, management fees, and wages, partially offset by an increase in insurance expense due to an increase in premiums charged.

                    In the first quarter of 1996, Registrant incurred a loss of $16,000 at Shockoe Hearth, including $25,000 of depreciation and amortization expense, compared to a loss of $16,000 including $25,500 of depreciation and amortization expense in the first quarter of 1995. Although there was no change in the loss from the first quarter of 1995 to the same period of 1996, there was an increase in rental income from the sole commercial tenant, as well as higher average occupancy of residential units, partially offset by an increase in maintenance expense due to higher average occupancy of residential units.

                    In the first quarter of 1996, Registrant incurred a loss of $22,000 at The Bakery Apartments, including $63,000 of depreciation and amortization expense compared to a loss of $28,000 including $63,000 of depreciation and amortization expense in the first quarter of 1995. The decrease in the loss from the first quarter of 1995 to the same period in 1996 is due to a decrease in corporate apartment expense, partially offset by an increase in maintenance and wage expense. Corporate apartment expense decreased due to a decrease in the rental of corporate apartments and a corresponding increase in the rental of residential units. Maintenance expense increased due to the improvements made to the security system and the replacement of appliances in several apartment units. Salaries and wage expense increased as a result of cost of living pay increases received by employees.

                       DIVERSIFIED HISTORIC INVESTORS 1990
                       -----------------------------------
                      (a Pennsylvania limited partnership)

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                     Assets

                                             March 31, 1996  December 31, 1995
                                             --------------  -----------------
                                              (Unaudited)
Rental properties, at cost:
   Land                                       $    248,856      $    248,856
   Buildings and improvements                   10,864,733        10,856,073
   Furniture and fixtures                          156,271           156,271
                                              ------------      ------------

                                                11,269,860        11,261,200
   Less - Accumulated depreciation              (2,418,015)       (2,301,499)
                                              ------------      ------------

Cash and cash equivalents                           18,784             5,116
Restricted cash                                    143,448           146,315
Accounts receivable                                 27,902            10,165
Other  assets (net of amortization of
$201,298 and $190,322 at March 31, 1996
and December 31, 1995, respectively)               115,893           122,309
                                              ------------      ------------

           Total                              $  9,157,872      $  9,243,606
                                              ============      ============

                        Liabilities and Partners' Equity
                        --------------------------------

Liabilities:
   Debt obligations                           $  6,183,592      $  6,199,255
   Accounts payable:
        Trade                                      454,288           414,230
        Related parties                            143,984           147,934
   Interest payable                                 33,522            23,296
   Tenant security deposits                         57,120            63,129
   Other liabilities                                37,002            61,651
                                              ------------      ------------

        Total liabilities                        6,909,508         6,909,495
                                              ------------      ------------

Minority interests                                 555,576           562,116

Partners' equity                                 1,692,788         1,771,995
                                              ------------      ------------

        Total                                 $  9,157,872      $  9,243,606
                                              ============      ============

   The accompanying notes are an integral part of these financial statements.

                       DIVERSIFIED HISTORIC INVESTORS 1990
                       -----------------------------------
                      (a Pennsylvania limited partnership)

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                  -------------------------------------
               For the Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)


                                            Three months   Three months
                                               ended          ended
                                              March 31,     March 31,
                                                1996           1995
                                                ----           ----
Revenues:
   Rental income                            $ 283,189       $ 281,438
   Interest income                                483             442
                                            ---------       ---------
        Total revenues                        283,672         281,880
                                            ---------       ---------

Costs and expenses:
   Rental operations                          103,339         104,308
   General and administrative                  12,000          12,000
   Interest                                   126,589         127,899
   Depreciation and amortization              126,792         129,444
                                            ---------       ---------

        Total costs and expenses              368,720         373,651
                                            ---------       ---------

Loss before minority interests                (85,048)        (91,771)

Minority interests' portion of loss             6,540           8,335
                                            ---------       ---------

Net loss                                    ($ 78,508)      ($ 83,436)
                                            =========       =========

 Net loss per limited partnership unit      ($  15.44)      ($  16.41)
                                            =========       =========

   The accompanying notes are an integral part of these financial statements.

                       DIVERSIFIED HISTORIC INVESTORS 1990
                       -----------------------------------
                      (a Pennsylvania limited partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
               For the Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)

                                                           Three months ended
                                                               March 31,
                                                          1996            1995
                                                          ----            ----
Cash flows from operating activities:
  Net loss                                            $ (78,508)      $ (83,436)
  Adjustments to reconcile net loss to net
  cash provided by operating activities:
  Depreciation and amortization                         126,792         129,444
  Minority interest                                      (6,540)         (8,335)
  Changes in assets and liabilities:
    Decrease (increase) in restricted cash                2,867         (15,544)
    (Increase) decrease in accounts receivable          (17,736)          6,657
    Increase in other assets                             (4,560)        (12,208)
    Increase accounts payable - trade                    40,058           3,898
    (Decrease) increase in accounts payable -
    related parties                                      (3,950)          1,513
    Increase (decrease) in interest payable              10,226            (327)
    (Decrease) increase in other liabilities            (24,649)          2,353
    (Decrease) increase security deposits                (6,009)          4,225
                                                      ---------       ---------

Net cash provided by operating activities                37,991          28,240
                                                      ---------       ---------

Cash flows from investing activities:
  Capital expenditures                                   (8,660)            -0-
                                                      ---------       ---------

Net cash used in investing activities                    (8,660)            -0-
                                                      ---------       ---------

Cash flows from financing activities:
  Principal payments                                    (15,663)        (18,749)
                                                      ---------       ---------
Net cash used in financing activities                   (15,663)        (18,749)
                                                      ---------       ---------

Increase in cash and cash equivalents                    13,668           9,491
                                                      ---------       ---------

Cash and cash equivalents at beginning of period          5,116           4,390
                                                      ---------       ---------

Cash and cash equivalents at end of period            $  18,784       $  13,881
                                                      =========       =========

   The accompanying notes are an integral part of these financial statements.

                       DIVERSIFIED HISTORIC INVESTORS 1990
                       -----------------------------------
                      (a Pennsylvania limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors 1990 (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K of the Registrant, and notes thereto, for the year ended December 31, 1995.

The  information  furnished  reflects,   in  the  opinion  of  management,   all
adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

               To the best of its knowledge, Registrant is not party to, nor is any of its property the subject of, any pending material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

               No matter was submitted during the quarter covered by this report to a vote of security holders.

Item 6. Exhibits and Reports on Form 8-K

               (a)  Exhibit Number                       Document
                    --------------                       --------

                         3 Registrant's Amended and Restated Certificate of Limited Partnership and Agreement of Limited
                                              Partnership, previously filed as
                                              part of Amendment No. 2 of
                                              Registrant's Registration
                                              Statement on Form S-11, are
                                              incorporated herein by reference.

                       21 Subsidiaries of the Registrant are listed in Item 2. Properties on Form 10-K, previously filed and incorporated herein by reference.

               (b)  Reports on Form 8-K:

                    No reports were filed on Form 8-K during the quarter ended March 31, 1996.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 1, 1996       DIVERSIFIED HISTORIC INVESTORS 1990
       ------------

                             By: Dover Historic Advisors 1990, General Partner

                                 By: Dover Historic Advisors, Inc., Partner


                                     By:    /s/ Donna M. Zanghi
                                        -----------------------------
                                           DONNA M. ZANGHI
                                           Secretary and Treasurer