Form 10-Q
period 1996-06-30
DIVERSIFIED HISTORIC INVESTORS 1990
filed 1996-08-08
CIK 859473

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                                    FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1996
                               -------------------------------------------------

                                       or

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

Commission file number                33-33093
                      ----------------------------------------------------------

                       DIVERSIFIED HISTORIC INVESTORS 1990
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                        23-2604695
- -------------------------------                       ---------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization                          Identification No.)

              Suite 500, 1521 Locust Street, Philadelphia, PA  19102
- --------------------------------------------------------------------------------
               (Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code  (215) 735-5001
                                                   -----------------------------

                                       N/A
- --------------------------------------------------------------------------------

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                            Yes _____ No __X__

                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.

             Consolidated Balance Sheets - June 30, 1996 (unaudited) and December 31, 1995
             Consolidated Statements of Operations - Three Months and Six Months Ended June 30, 1996 and 1995 (unaudited)
             Consolidated Statements of Cash Flows - Six Months Ended June 30, 1996 and 1995 (unaudited)
             Notes to Consolidated Financial Statements (unaudited)

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations.

               (1)  Liquidity

                    As of June 30, 1996, Registrant had cash of $30,564. Such funds are expected to be used to pay liabilities of Registrant and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                    As of June 30, 1996, Registrant had restricted cash of $127,350 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

               (3)  Results of Operations

                    During the second quarter of 1996, Registrant incurred a net loss of $118,134 ($23.23 per limited partnership unit) compared to a net loss of $118,573 ($23.32 per limited partnership unit) for the same period in 1995. For the first six months of 1996, the Registrant incurred a net loss of $196,643 ($38.67 per limited partnership unit) compared to a net loss of $202,008 ($39.73 per limited partnership unit) for the same period in 1995.

                    Rental income increased $8,107 from $270,237 in the second quarter of 1995 to $278,344 in the same period in 1996 and increased $9,858 from $551,675 for the first six months of 1995 to $561,533 for the same period in 1996. Rental income increased for both the second quarter and first six months of 1995 to the same periods in 1996 due to an increase in rental income at Shockoe Hearth Apartments and The Bakery Apartments, partially offset by a decrease of rental income at Jefferson Seymour. The increase at the Shockoe Hearth Apartments is the result of a scheduled lease rental increase from the sole commercial tenant, as well as higher average occupancy of residential units. The increase of rental income at The Bakery Apartments is also due to higher average occupancy of residential units, partially offset by a decrease in corporate apartment rentals. The decrease in rental income at Jefferson Seymour is due to the loss of one of its commercial tenants.

                    Expenses for rental operations increased by $17,424 from $118,880 in the second quarter of 1995 to $136,304 in the same period in 1996 and increased $16,456 from $223,187 for the first six months of 1995 to $239,643 for the same period in 1996. Expenses for rental operations increased for both the second quarter and first six months in 1995 to the same periods in 1996 due to an increase in maintenance expense at all three properties, as well as an increase in salaries and wage expense at The Bakery Apartments, partially offset by a decrease in insurance expense at Jefferson Seymour and a decrease in corporate apartment expense at The Bakery Apartments. Maintenance expense at Jefferson Seymour increased due to pay increase given to maintenance personnel. Maintenance expense increased at The Bakery Apartments due to the improvements made to the security system and the replacement of appliances in several units. Maintenance expense increased at Shockoe Hearth Apartments due to higher occupancy levels of residential units. Salaries and wage expense increased at The Bakery Apartments due to cost of living increases given to employees. Insurance expense decreased at Jefferson Seymour due to a reduction in property insurance premiums, and corporate apartment expense decreased at The Bakery Apartments due to a decrease in the rental of corporate apartments.

                    Depreciation and amortization expense decreased $1,649 from $128,442 in the second quarter of 1995 to $126,793 in the same period in 1996 and decreased $4,302 from $257,886 for the first six months of 1995 to $253,584 in the same period in 1996. The decreases are due to organization fees becoming fully amortized.

                    Losses incurred during the second quarter at the Registrant's three properties amounted to $116,000, compared to a loss of approximately $108,000 for the same period in 1995. For the first six months of 1996, the Registrant's properties recognized a loss of $182,000 compared to approximately $178,000 for the same period in 1995.

                    In the second quarter of 1996, Registrant incurred a loss of $30,000 at Jefferson Seymour including $32,000 of depreciation and amortization expense, compared to a loss of $29,000 in the second quarter of 1995, including $33,000 of depreciation and amortization expense; for the first six months of 1996, Registrant incurred a loss of $58,000 including $64,000 of depreciation and amortization expense, compared to a loss of $55,000, including $65,000 of depreciation and amortization expense for the first six months of 1995. Although there was no material overall change in the losses from the second quarter and the first six months of 1995 to the same periods in 1996, there was a decrease in rental income as well as a decrease in insurance expense, partially offset by an increase in maintenance expense. The decrease in rental income is the result of the loss of one of the property's commercial tenants. Insurance expense decreased due to a reduction of property insurance premiums, and maintenance expense increased as a result of pay increases of maintenance personnel.

                    In the second quarter of 1996, Registrant incurred a loss of $32,000 at Shockoe Hearth, including $25,000 of depreciation and amortization expense, compared to a loss of $46,000 including $25,000 of depreciation and amortization expense in the second quarter of 1995; for the first six months of 1996, Registrant incurred a loss of $48,000, including $51,000 of depreciation and amortization expense, compared to a loss of $62,000, including $50,000 of depreciation and amortization expense for the first six months of 1995. The decrease in the loss from both the second quarter and the first six months of 1995 to the same periods in 1996 is the result of an increase in rental income from the sole commercial tenant, as well as higher average occupancy of residential units, partially offset by an increase in maintenance expense due to the increase in occupancy.

                    In the second quarter of 1996, Registrant incurred a loss of $54,000 at The Bakery Apartments, including $63,000 of depreciation and amortization expense compared to a loss of $33,000 including $63,000 of depreciation and amortization expense in the second quarter of 1995; for the first six months of 1996, Registrant incurred a loss of $76,000, including $126,000 of depreciation and amortization expense compared to a loss of $61,000, including $126,000 of depreciation and amortization expense for the same period in 1995. The increase in the loss from the second quarter and the first six months of 1995 to the same periods in 1996 is due to an increase in maintenance and salaries and wage expense, partially offset by an increase in rental income and a decrease in corporate apartment expense. Maintenance expense increased due to the replacement of appliances and carpeting in the units. Salaries and wage expense increased as a result of cost of living increases received by employees. Residential rental income increased due to higher average occupancy of residential units, partially offset by a decrease in corporate apartment rentals. Corporate apartment expense decreased due to a decrease in the rental of corporate apartments.

                       DIVERSIFIED HISTORIC INVESTORS 1990
                       -----------------------------------
                      (a Pennsylvania limited partnership)

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                     Assets
                                     ------

                                           June 30, 1996  December 31, 1995
                                           -------------  -----------------
                                            (Unaudited)
Rental properties, at cost:
   Land                                    $    248,856      $    248,856
   Buildings and improvements                10,892,249        10,856,073
   Furniture and fixtures                       155,592           156,271
                                           ------------      ------------

                                             11,296,697        11,261,200
   Less - Accumulated depreciation           (2,533,796)       (2,301,499)
                                           ------------      ------------
                                              8,762,901         8,959,701

Cash and cash equivalents                        30,564             5,116
Restricted cash                                 127,350           146,315
Accounts receivable                              37,024            10,165
Other assets (net of amortization of
$211,609 and $190,322 at June 30, 1996
and December 31, 1995, respectively)            105,472           122,309
                                           ------------      ------------

           Total                           $  9,063,311      $  9,243,606
                                           ============      ============

                        Liabilities and Partners' Equity
                        --------------------------------

Liabilities:
   Debt obligations                        $  6,164,423      $  6,199,255
   Accounts payable:
        Trade                                   458,619           414,230
        Related parties                         148,582           147,934
   Interest payable                              74,834            23,296
   Tenant security deposits                      61,483            63,129
   Other liabilities                             40,148            61,651
                                           ------------      ------------

        Total liabilities                     6,948,089         6,909,495
                                           ------------      ------------

Minority interests                              539,871           562,116

Partners' equity                              1,575,351         1,771,995
                                           ------------      ------------

        Total                              $  9,063,311      $  9,243,606
                                           ============      ============

                       DIVERSIFIED HISTORIC INVESTORS 1990
                       -----------------------------------
                      (a Pennsylvania limited partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
        For the Three Months and Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                      Three months             Six months
                                     ended June 30,          ended June 30,
                                   1996        1995         1996         1995
                                   ----        ----         ----         ----

Revenues:
   Rental income               $ 278,344    $ 270,237    $ 561,533    $ 551,675
   Interest income                   625          514        1,108          956
                               ---------    ---------    ---------    ---------

    Total revenues               278,969      270,751      562,641      552,631
                               ---------    ---------    ---------    ---------

Costs and expenses:
   Rental operations             136,304      118,880      239,643      223,187
   General and
      administrative              12,000       12,000       24,000       24,000
   Interest                      137,713      139,663      264,302      267,562
   Depreciation and
      amortization               126,791      128,442      253,584      257,886
                               ---------    ---------    ---------    ---------

    Total costs and
       expenses                  412,808      398,985      781,529      772,635
                               ---------    ---------    ---------    ---------

Loss before minority
        interests               (133,839)    (128,234)    (218,888)    (220,004)

Minority interests'
        portion of loss           15,705        9,661       22,245       17,996
                               ---------    ---------    ---------    ---------

Net loss                       ($118,134)   ($118,573)   ($196,643)   ($202,008)
                               =========    =========    =========    =========

Net loss per limited
   partnership unit            ($  23.23)   ($  23.32)   ($  38.67)   ($  39.73)
                               =========    =========    =========    =========

                       DIVERSIFIED HISTORIC INVESTORS 1990
                       -----------------------------------
                      (a Pennsylvania limited partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                 For the Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                           Six months ended
                                                               June 30,
                                                          1996           1995
                                                          ----           ----
Cash flows from operating activities:
  Net loss                                             ($196,643)     ($202,008)
  Adjustments to reconcile net loss to net
  cash provided by operating activities:
  Depreciation and amortization                          253,584        257,886
  Minority interest                                      (22,245)       (17,996)
  Changes in assets and liabilities:
    Decrease (increase) in restricted cash                18,965         (7,193)
    (Increase) decrease in accounts receivable           (26,859)         7,590
    Increase in other assets                              (4,451)       (29,207)
    Increase accounts payable - trade                     44,390          9,582
    Increase in accounts payable -
    related parties                                          649          2,663
    Increase in interest payable                          51,538         25,097
    Decrease in other liabilities                        (21,505)       (15,391)
    (Decrease) increase security deposits                 (1,646)           148
                                                       ---------      ---------

Net cash provided by operating activities                 95,777         31,171
                                                       ---------      ---------

Cash flows from investing activities:
  Capital expenditures                                   (35,497)        (1,377)
                                                       ---------      ---------

Net cash used in investing activities                    (35,497)        (1,377)
                                                       ---------      ---------

Cash flows from financing activities:
  Principal payments                                     (34,832)       (31,612)
                                                       ---------      ---------
Net cash used in financing activities                    (34,832)       (31,612)
                                                       ---------      ---------

Increase (decrease) in cash and cash equivalents          25,448         (1,818)
                                                       ---------      ---------

Cash and cash equivalents at beginning of period           5,116         13,404
                                                       ---------      ---------

Cash and cash equivalents at end of period             $  30,564      $  11,586
                                                       =========      =========

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

               (b)Reports on Form 8-K:

                  No reports were filed on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 6, 1996       DIVERSIFIED HISTORIC INVESTORS 1990
       --------------

                               By: Dover Historic Advisors 1990, General Partner

                                   By: Dover Historic Advisors, Inc., Partner


                                       By:    /s/ Donna M. Zanghi
                                           -------------------------
                                              DONNA M. ZANGHI
                                              Secretary and Treasurer