Form 10-K/A
period 1994-12-31
DIVERSIFIED HISTORIC INVESTORS 1990
filed 1996-11-08
CIK 859473

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended          December 31, 1994
                          ----------------------------------------------------
[   ]  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                      to
                               --------------------    -----------------------
Commission file                    33-33093

                     DIVERSIFIED HISTORIC INVESTORS 1990
------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

           Pennsylvania                                23-2604695
-------------------------------                   ----------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

   SUITE 500,  1521 LOCUST STREET,  PHILADELPHIA,  PA  19102
------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code  (215) 735-5001
                                                   ---------------------------
Securities registered pursuant to Section 12(b) of the Act:      NONE
                                                            ------------------
Securities registered pursuant to Section 12(g) of the Act:    5,032 Units
                                                            ------------------
                  UNITS OF LIMITED PARTNERSHIP INTEREST
------------------------------------------------------------------------------
                        (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes ___  No   X

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

                                    PART I

Item 1.        Business

               a.   General Development of Business

                     Diversified Historic Investors 1990 ("Registrant") is a limited partnership formed in 1989 under the Pennsylvania Uniform Limited Partnership Act. As of December 31, 1994, Registrant had outstanding 5,032 units of limited partnership interest (the "Units").

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

                     Since the Registrant's inception, all the properties acquired either by the Registrant, or the subsidiary partnerships in which it has an interest, have been rehabilitated and certified as Historic Structures and have received the related Investment Tax Credit. In addition, one property is a low-income housing structure which qualifies for, has received, and will continue to receive the Low Income Tax Credits. All three properties are held for rental operations. At this time it is anticipated that all the properties will continue to be held for this purpose. At such time as the market for real estate of the type held by the Registrant improves and real property values begin to increase, the Registrant will re-evaluate its investment strategy regarding the properties.

                     As of December 31, 1994, Registrant owned interests in three properties, located in Connecticut (one), Virginia (one), and Louisiana
(one). In total, the properties contain 127 apartment units and 14,877 square feet ("sf") of commercial/retail space. As of December 31, 1994, 112 apartment units are under lease at monthly rental rates ranging from $200 to $1,720 and the 14,877 sf of commercial/retail space is under lease at annual rental rates ranging from $16.68 to $27.00 per sf. Rental of the apartments and commercial space is not expected to be seasonal. For a further discussion of the properties, see Item 2, Properties.

                     Due to the overbuilding that occurred in the 1980's, the competition for both residential and commercial tenants in the local markets where the Registrant's properties are located is generally strong. As a result, the Registrant is forced to keep its rent levels competitively low in order to maintain moderate to high occupancy levels. In each market, there are several similar historically certified rehabilitated buildings. However, there is no organization which holds a dominant position in the residential housing or commercial leasing market, in any of the geographic areas in which the Registrant's properties are located.

                      Registrant has no employees.  Registrant's activities are
overseen  by  Brandywine  Construction & Management, Inc.,  ("BCMI"),  a   real
estate management firm.

               d. Financial Information About Foreign and Domestic Operations and Export Sales.

                    See Item 8. Financial Statements and Supplementary Data.

Item 2.        Properties

                As of the date hereof, Registrant owned three properties, or interests therein. A summary description of each property held at December 31, 1994 is given below.

                a. Jefferson/Seymour - consists of 30 apartment units and 665 sf of commercial space at 94-96, 98-100 Jefferson Street and 134-138 Seymour Street in Hartford, Connecticut. In October 1990, the Registrant was admitted as a limited partner with a 99% interest in Jefferson Seymour Limited Partnership ("JSLP"), a Connecticut limited partnership, for a cash contribution of $1,417,000. One of the general partners contributed $390,000 of capital. JSLP subsequently capitalized $261,665 in acquisition costs related to the investment. JSLP acquired and rehabilitated the buildings for $3,288,665 ($129.48 per sf), including two mortgage notes payable in original aggregate principal amount of $1,220,000. The first note payable of $300,000 (principal balance of $272,626 at December 31, 1994) bears interest at 1% and is due June 2010. The second note payable of $920,000 (principal balance of $794,934 at December 31, 1994) is due December 1997. In February 1993, the lender modified this loan. The modified loan terms provide for interest at 8% until January 1, 1996 and then floating over the next two years based on the lender's two year cost of funds plus 2-1/2%. Principal and interest are payable monthly based on a 25-year amortization schedule until maturity. The property is managed by an independent property management firm. As of December 31, 1994, 26 residential apartments are under lease (87%) at monthly rents ranging from $425 to $703 per month. As of December 31, 1994, all of the 665 sf of commercial space is under lease (100%) and both tenants have an annual rent of $27.00 per sf.

                    All residential leases are renewable, one-year leases. The occupancy rate since completion of the building in 1991 has been 98% for 1993, 97% for 1992, and 93% for 1991. The monthly rental range has been approximately the same since 1991. The occupancy for the commercial space since the completion of the building in 1991 has been 100% for 1993, 100% for 1992, and 100% for 1991. The range for annual rents has been $24.96 to $25.32 per sf for 1993, $6.48 to $6.84 per sf for 1992, and $21.60 to $25.20 per sf for 1991.
The commercial space is occupied by two tenants who each occupy ten percent or more of the rentable square footage. They operate principally as a beauty salon and ambulance dispatch service. They have annual options to renew their leases for one and two years, respectively. For tax purposes, this property has a federal tax basis of $2,447,665 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $24,791 which is based on an assessed value of $720,040 taxed at a rate of $3.443 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

                     b. Shockoe Hearth Apartments - consists of 29 apartment units and 14,212 sf of commercial space at 1417-1423 East Cary Street in Richmond, Virginia. In December 1990, the Registrant was admitted with a 99% general partnership interest in Lawrence One General Partnership ("LOGP"), a Virginia general partnership, for a cash contribution of $800,000. LOGP subsequently capitalized $150,455 in acquisition costs relating to the investment. LOGP acquired and rehabilitated the property for $2,600,000 (excluding the capitalized costs, referred to above) ($90.49 sf), consisting of the equity contribution and $1,800,000 provided by a loan (principal balance of $1,768,814 at December 31, 1994) bearing interest at 10% and due February 2022. The property is managed by an independent property management firm. As of December 31, 1994, 28 of the 29 apartments (97%) are under lease with rents ranging from $200 to $600 per month and all of the commercial space is under lease by one tenant at an annual rent of $16.68 per sf.

                    All residential leases are renewable, one-year leases. The occupancy rate since the completion of the building in 1991, has been 100% for 1993, 98% for 1992, and 90% for 1991. The monthly rental range has been approximately the same since 1991. The occupancy for the commercial space since the completion of the building in 1991, has been 100% for 1993, 79% for 1992, and 72% for 1991. The range for annual rents has been $14.40 to $20.40 per sf for 1993, $3.00 to $19.92 per sf for 1992, and $12.72 to $21.24 per sf
for 1991. The commercial space is occupied by one tenant who operates as a restaurant and currently has a ten year lease which expires February 14, 2003. For tax purposes, this property has a federal tax basis of $2,456,358 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $3,930 which is based on an assessed value of $271,972 taxed at a rate of $1.445 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

                c. The Bakery Apartments - consists of 68 apartment units at 1111 South Peters Street in New Orleans, Louisiana. In March 1991, the Registrant acquired a 72.3% general partnership interest in The Bakery Apartments ("TBA"), a Louisiana general partnership, for a cash contribution of $1,235,000. Registrant subsequently capitalized $242,040 in acquisition costs relating to the investment. TBA acquired and rehabilitated the property for $5,029,000 ($65.18 per sf), exclusive of the aforementioned acquisition costs. The rehabilitation of the property was financed in part by a $3,329,000 construction loan which bore interest at Chase Manhattan Bank's prime rate plus 1/2%, with interest payable monthly. In October 1992, the loan was refinanced with two new loans, one for $3,135,000 (principal balance of $3,080,215 at December 31, 1994) and the other for $201,500 (principal balance of $198,369 at December 31, 1994). The first loan bears interest at 8.25%, with monthly principal and interest payments based on a 30 year amortization schedule, principal due in 1999. The second loan is from the developer/partner and has the same terms as the first loan. In order to satisfy certain credit requirements of the lender, the Registrant and its affiliates exchanged their general partnership interests for limited partnership interests in a reconstituted partnership. However, the Registrant and its affiliates retained substantially the same rights and privileges as they had as general partners. In March 1991, a $175,000 collateral mortgage note (principal balance of $160,874 at December 31, 1994) was issued to the developer/partner for working capital advances. This note bears interest at 9% with payments based on available positive cash flow of the property. The property is managed by a property management firm which is an affiliate of the Registrant's co-general partner of TBA. As of December 31, 1994, 58 units are under lease (85%) with rents ranging from $465 to $1,720.

                    All residential leases are renewable, one-year leases. The occupancy rate since completion of the building in 1991 has been 92% for 1993, 93% for 1992, and 29% for 1991. The monthly rental range has been approximately the same since 1991. For tax purposes, this property has federal tax basis of $3,344,526 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $11,708 which is based on an assessed value of $65,700 taxed at a rate of $17.82 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

Item 3.        Legal Proceedings

                a. To the best of its knowledge, Registrant is not party to, nor is any of its property the subject of any pending material legal proceedings.

Item 4         Submission of Matters to a Vote of Security Holders

                No matter was submitted during the fiscal years covered by this report to a vote of security holders.

                                    PART II

Item  5.         Market for Registrant's Common Equity and Related  Stockholder
Matters

                a. There is no established public trading market for the Units. Registrant does not anticipate any such market will develop. Trading in the Units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that -0- units were transferred of record in 1994.

                b. As of December 31, 1994, there were 490 record holders of Units.

                c. Registrant has not declared any cash dividends in 1994 and 1993.

Item 6.        Selected Financial Data

                The following selected financial data are for the five years ended December 31, 1994.

                      1994          1993         1992          1991         1990
                                                            (unaudited)  (unaudited)

Rental income      $ 1,026,467   $   998,697     $874,439   $   314,518   $      371
Interest income          1,884         2,850       17,768        43,190       17,375
Other income               -0-           -0-          -0-*       80,000          -0-
Net loss               482,279       476,136      504,606*      564,330      134,367
Net loss per Unit        94.88         93.68        99.28*       111.03        26.44
Total assets (net    9,755,227    10,299,756   11,032,307    11,624,381    8,862,452
of depreciation
and amortization)
Debt obligations     6,275,832     6,348,546    6,506,322     6,523,063    2,782,943

*  Unaudited

Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

               (1)  Liquidity and Capital Resources.

                      As of December 31, 1994, Registrant had cash of approximately $13,404. Such funds are expected to be used to pay liabilities and general and administrative expenses of Registrant and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                     As of December 31, 1994, Registrant had restricted cash of $144,480 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

                    Results of Operations

                     During the fiscal year 1994, Registrant incurred a loss of $482,279 ($94.88 per limited partnership unit) compared to a loss of $476,136 ($93.68 per limited partnership unit) in 1993 and a loss of $504,606 ($99.28 per limited partnership unit) in 1992.

                     Rental income increased from $874,439 in 1992 to $998,697 in 1993 to $1,026,467 in 1994. The increase from 1993 to 1994 is mainly the result of an increase in rental income at The Bakery Apartments and Shockoe Hearth Apartments. The increase at the Bakery Apartments is due to an increase in corporate apartment rentals which generate higher revenue than residential rentals because the leases are generally short term in nature and are rented at higher monthly rates. The increase at the Shockoe Hearth Apartments is the result of an increase in the monthly rental rate of its sole commercial tenant. This increased rental rate began when the tenant expanded its space to include the previous tenant's square footage at a higher per square footage charge than the former tenant. Also, the tenant executed a new lease during 1994 increasing the rent on its existing space. The increase from 1992 to 1993 is due to an increase of rental income at all three properties due to higher occupancy levels and higher rents.

                    As a result of a decrease in the amount of cash during 1994 and 1993, interest income declined from $17,768 in 1992 to $2,850 in 1993 to $1,884 in 1994.

                     Rental operations expenses decreased from $329,772 in 1992 to $327,984 in 1993 and increased to $443,668 in 1994. The overall increase from 1993 to 1994 is the result of higher operating expenses at all three properties, including maintenance and wages. In particular, The Bakery Apartments incurred higher expense (due to the increase in corporate apartment rentals). Also, an audit adjustment made in 1993 decreased net operating expenses in 1993 below actual operating expense expenditures, (see below). There was only a slight increase in rental operations expenses from 1992 to 1993.

                     General and administrative expenses decreased from $81,451 in 1992 to $56,965 in 1993 and increased to $62,262 in 1994. The increase from 1993 to 1994 is due to a general partner fee paid in 1994. The decrease from 1992 to 1993 relates to higher legal fees incurred in 1992 due to refinancings at The Bakery and Jefferson Seymour.

                     Interest expense increased from $542,765 in 1992 to $616,374 in 1993, and decreased to $541,374 in 1994. The decrease in interest expense from 1993 to 1994 and the increase in interest expense from 1992 to 1993 is primarily due to the accrual of interest in 1993 on amounts owed, upon which interest had not been accrued in prior years.

                     Depreciation and amortization increased from $508,755 in 1992 to $525,083 in 1993 and decreased to $523,309 in 1994. The increase from 1992 to 1993 is due to the fact that half year amortization expense was recognized in 1992 for The Bakery Apartment's loan costs while a full year of amortization expense was recognized in 1993 and 1994.

                      In   1994  losses  of  $448,000  were  incurred  at   the
Registrant's three properties compared to $373,000 in 1993 and $402,000 in 1992. A discussion of property operations/activities follows:

                     In 1994, Registrant incurred a loss of $126,000 at Jefferson/Seymour, including $132,000 of depreciation expense compared to a loss of $117,000 including $132,000 of depreciation expense in 1993, and a loss of $129,000 including $135,000 of depreciation expense in 1992. The increase in the loss from 1993 to 1994 is due primarily to an increase in maintenance expense resulting from a high turnover rate of tenants, partially offset by an increase in rental income. The Registrant expects the operating results in 1995 to be similar to those experienced in 1994.

                     In 1994, Registrant incurred a loss of $116,000 at Shockoe Hearth including $98,000 of depreciation expense compared to a loss of $124,000 including $101,000 of depreciation expense in 1993 and a loss of $94,000 including $89,000 of depreciation expense in 1992. The decrease in the loss from 1993 to 1994 is due to an increase in rental income partially offset by an increase in operating expenses such as utilities, maintenance, advertising and legal and accounting fees. As previously stated, the increase in rental income is due to the increased rent charged to its commercial tenant. The Registrant expects the operating results in 1995 to be similar to those experienced in 1994.

                     In 1994, Registrant incurred a loss of $206,000 at the Bakery including $257,000 of depreciation expense compared to a loss of $132,000 including $247,000 of depreciation expense in 1993 and a loss of $179,000 including $252,000 of depreciation expense in 1992. The increase in the loss from 1993 to 1994 is primarily due to an audit adjustment made in 1993 which reduced operating expenses in that year, partially offset by an increase in rental income in 1994 resulting from increased rentals of corporate apartments. The Registrant expects the operating results in 1995 to be similar to those experienced in 1994.

                         Independent Auditor's Report

To the Partners of
Diversified Historic Investors 1990

We have audited the accompanying consolidated balance sheets of Diversified Historic Investors 1990 (a Pennsylvania Limited Partnership) and its subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of operations, changes in partners' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of The Bakery Apartments Limited Partnership, which statements reflect total assets of $4,378,350 and $4,647,124, as of December 31, 1994 and 1993, respectively, and total revenues of $602,641 and $587,501, respectively for the years then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for The Bakery Apartments Limited Partnership is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversified Historic Investors 1990 as of December 31, 1994 and 1993, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Real Estate and Accumulated Depreciation on page 22 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Gross, Kreger & Passio
Philadelphia, Pennsylvania
March 23, 1995

                         Independent Auditor's Report


To the Partners of
The Bakery Apartments Limited Partnership

We have audited the accompanying balance sheets of The Bakery Apartments Limited Partnership for December 31, 1994 and 1993 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Bakery Limited Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Pailet, Meunier and LeBlanc, L.L.P.
Metairie, Louisiana
January 27, 1995

                      DIVERSIFIED HISTORIC INVESTORS 1990
                            (a limited partnership)

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                       AND FINANCIAL STATEMENT SCHEDULES


Consolidated financial statements:                         Page

     Consolidated  Balance Sheets at December 31, 1994
       and 1993                                              12

     Consolidated Statements of Operations for the Years
       Ended December 31, 1994, 1993, and 1992 (unaudited)   13

     Consolidated  Statements of  Changes  in  Partners'
       Equity for the Years Ended December 31, 1994, 1993,
       and 1992                                              14

     Consolidated Statements of Cash Flows for the Years
       Ended December 31, 1994, 1993, and 1992 (unaudited)   15

     Notes to consolidated financial statements           16-20

Financial statement schedules:

     Schedule XI - Real Estate and Accumulated Depreciation  22

     Notes to Schedule XI                                    23










All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                      DIVERSIFIED HISTORIC INVESTORS 1990
                            (a limited partnership)

                          CONSOLIDATED BALANCE SHEETS
                          December 31, 1994 and 1993

                                    Assets

                                                1994                   1993
Rental properties at cost:
   Land                                   $    248,856           $    248,856
   Buildings and improvements               10,843,702             10,835,354
   Furniture and fixtures                      155,592                155,250
                                            ----------             ----------
                                            11,248,150             11,239,460
   Less - accumulated depreciation          (1,834,659)            (1,366,030)
                                            ----------             ----------
                                             9,413,491              9,873,430

Cash and cash equivalents                       13,404                 41,873
Restricted cash                                144,480                142,327
Accounts receivable                              9,621                 14,497
Other assets (net of accumulated
   amortization of $140,417 and $85,737)       174,231                227,629
                                            ----------             ----------
               Total                      $  9,755,227            $10,299,756
                                            ==========             ==========

                                 Liabilities and Partners' Equity

Liabilities:
   Debt obligations                       $  6,275,832           $  6,348,546
   Accounts payable:
        Trade                                  366,971                320,464
        Related parties                        118,193                 93,946
   Interest payable                             35,424                 33,956
   Tenant security deposits                     57,084                 60,938
   Other liabilities                            39,481                 31,374
                                            ----------              ---------
                      Total liabilities      6,892,985              6,889,224

Minority interests                             620,720                686,731
Partners' equity                             2,241,522              2,723,801
                                            ----------             ----------
               Total                       $ 9,755,227            $10,299,756
                                            ==========             ==========
The accompanying notes are an integral part of these financial statements.

                      DIVERSIFIED HISTORIC INVESTORS 1990
                            (a limited partnership)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

             For the Years Ended December 31, 1994, 1993 and 1992

                                  1994              1993               1992
                                                                   (Unaudited)
Revenues:
   Rental income              $1,026,467       $   998,697        $   874,439
   Interest income                 1,884             2,850             17,768
                               ---------         ---------          ---------
     Total revenues            1,028,351         1,001,547            892,207

Costs and expenses:
   Rental operations             443,668           327,984            329,772
   General and administrative     62,262            56,965             81,451
   Interest                      541,374           616,374            542,765
   Depreciation and amortization 523,309           525,083            508,755
                               ---------         ---------          ---------
    Total costs and expenses   1,570,613         1,526,406          1,462,743
                               ---------         ---------          ---------
Loss before minority interests  (542,262)         (524,859)          (570,536)

Minority interests'               59,983            48,723             65,930
                               ---------         ---------          ---------
Net loss                     ($  482,279)     ($   476,136)      ($   504,606)
                               =========         =========          =========
Net loss per limited
  partnership unit           ($    94.88)   ($       93.68)     ($      99.28)

The accompanying notes are an integral part of these financial statements.

                      DIVERSIFIED HISTORIC INVESTORS 1990
                            (a limited partnership)

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY

             For the Years Ended December 31, 1994, 1993 and 1992


                                       Diversified
                                          Historic
                                          Advisors       Limited
                                          1990 (1)  Partners (2)     Total

Percentage participation in profit or loss   1%          99%          100%

Balance at December 31, 1991 (unaudited)  $ 3,013    $3,701,530    $3,704,543
Net loss (unaudited)                       (5,046)     (499,560)     (504,606)
                                           ------     ---------     ---------

Balance at December 31, 1992               (2,033)    3,201,970     3,199,937
Net loss                                   (4,761)     (471,375)     (476,136)
                                           ------     ---------     ---------

Balance at December 31, 1993               (6,794)    2,730,595     2,723,801
Net loss                                   (4,823)     (477,456)     (482,279)
                                           ------     ---------     ---------

Balance at December 31, 1994          ($   11,617)   $2,253,139    $2,241,522
                                           ======     =========     =========

 (1)   General Partner.

 (2) 5,032 limited partnership units outstanding at December 31, 1994, 1993, and 1992.

                      DIVERSIFIED HISTORIC INVESTORS 1990
                            (a limited partnership)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the Years Ended December 31, 1994, 1993 and 1992

                                                 1994        1993       1992
                                                                    (Unaudited)
Cash flows from operating activities:

   Net loss                                   ($482,279)  ($476,136)  ($504,606)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
Depreciation and amortization                   523,309     525,083    508,755
Minority Interests                              (66,011)    (57,451)   (65,930)
Changes in assets and liabilities:
   Increase in restricted cash                   (2,153)    (97,857)   (17,257)
   Decrease (increase) in accounts receivable     4,876      (6,677)     3,982
   Increase in other assets                      (1,282)    (16,372)  (133,462)
   Increase (decrease) in accounts payable-trade 46,507     (80,109)   (24,944)
   Increase (decrease) in accounts payable -     24,247      31,678    (52,232)
     related parties
   Increase in interest payable                   1,468          -0-        -0-
   (Decrease) increase in tenant security
     deposits                                    (3,854)    (25,473)    41,365
   Increase in other liabilities                  8,107      32,716     31,014
                                                 ------     -------    -------
     Net cash provided by (used in) operating
       activities                                52,935    (170,598)  (213,315)
                                                 ------     -------    -------
Cash flows from investing activities:
   Capital expenditures                          (8,690)    (10,004)    (1,969)
                                                 ------     -------    -------
     Net cash used in investing activities:      (8,690)    (10,004)    (1,969)
                                                 ------     -------    -------
Cash flows from financing activities:
   Borrowings under debt obligations                 -0-         -0- 3,334,501
   Payments of principal under debt obligations (72,714)   (157,776)(3,351,242)
                                                 ------     -------  ---------
      Net cash used in financing activities:    (72,714)   (157,776)   (16,741)
                                                 ------     -------  ---------
Decrease in cash and cash equivalents           (28,469)   (338,378)  (232,025)
Cash and cash equivalents at beginning of year   41,873     380,251    612,276
                                                 ------     -------   --------
Cash and cash equivalents at end of year       $ 13,404   $  41,873  $ 380,251
                                                 ======     =======   ========
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for intrest      $ 530,639   $ 586,574  $ 538,609

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

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

1.     Principles of Consolidation

The accompanying financial statements of the Partnership include the accounts of three subsidiary partnerships (the "Ventures"), in which the Partnership has controlling interests, with appropriate elimination of inter-partnership transactions and balances. The financial statements for the year ended December 31, 1992 are unaudited, with the exception of the balance sheet which is audited. These financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of the General Partner, are necessary for a fair statement of the results for that year.

2.     Depreciation

Depreciation   is  computed using the straight-line method over  the  estimated useful lives of the assets. Buildings and improvements are depreciated over 25 years and furniture and fixtures over five years.

3.     Net Loss Per Limited Partnership Unit

The net loss per limited partnership unit is based on the weighted average number of limited partnership units outstanding during the period (5,032 in 1994, 1993, and 1992).

4.     Income Taxes

Federal and state income taxes are payable by the individual partners; accordingly, no provision or liability for income taxes is reflected in the financial statements.

5.     Deferred Expenses

Loan fees have been incurred with respect to certain loans. Such fees were deferred and are amortized over the term of the related loans.

6.     Cash and Cash Equivalents

The Registrant considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

7.     Costs of Issuance

Costs incurred in connection with the offering and sale of limited partnership units have been charged against partners' equity as a reduction of the gross proceeds.

8.     Capitalized Interest

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

NOTE D - ACQUISITIONS

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

NOTE E - DEBT OBLIGATIONS

Debt obligations were as follows:
                                                                                                     December 31,
                                                                             1994                1993
Mortgage  loan;  interest  at 8%  until  January  1996,  when            $   794,934         $   814,760
interest  resets based on a specified index (8%  at  December
31,  1994);  monthly payments of principal  and  interest  of
$7,102, based upon a 25-year amortization; collateralized  by the related rental property; due in December 1997

Note payable; monthly payments of principal and interest (1%)                272,626             272,626
of $1,380; based on a 20-year amortization schedule; due 2010


Mortgage loan; interest at the Fidelity Federal Savings  Bank              1,768,814           1,780,828
prime  plus 1.5% with a minimum of 10% and a maximum  of  15%
(10%  at  December  31, 1994, and 1993) based  on  a  30-year amortization  schedule;  callable  by  the  lender  in  1997;
principal due February 1, 2022; collateralized by the related rental property

Mortgage loan; interest at 8.25%; monthly payments of $23,552              3,080,215           3,105,714
based  on a 30-year amortization schedule, collateralized  by the related rental property; due November 1999

Note payable to developer; interest at 9%; payments based  on                160,874             175,000
positive cash flow of the property

Note   payable  to  developer;  interest  at  8.25%;  monthly                198,369             199,618
payments  of $1,514 based on a 30-year amortization schedule;
collateralized by the related rental property;  due  November
1999
                                                                           ---------           ---------
                                                                          $6,275,832          $6,348,546
                                                                           =========           =========

Maturities of debt  obligations at December 31, 1994, are as follows:

       Year Ending December 31,

          1995                       $     84,055
          1996                             90,630
          1997                            976,410
          1998                             77,086
          1999                          3,278,584
          Thereafter                    1,769,067
                                        ---------
                                     $  6,275,832
                                        =========

NOTE F - TRANSACTIONS WITH RELATED PARTIES

At December 31, 1992, the Partnership maintained $318,166 in bank accounts in a bank who has as a director a person who at that time was an affiliate of the General Partner. The Partnership also earned approximately $12,114 from deposits at this bank in 1992.

In 1992, the Partnership incurred fees of $16,510 for accounting services performed by a company whose Chairman of the Board was at that time an affiliate of the General Partner.
NOTE G - INCOME TAX BASIS RECONCILIATION

Certain items enter into the determination of the results of operations in different time periods for financial reporting ("book") purposes and for income tax ("tax") purposes. The reconciliation of net loss and partners' equity follows:

                                            For the Years Ended December 31,
                                          1994           1993           1992
                                        -------        --------       --------
Net loss - book                       ($ 482,279)    ($ 476,136)    ($ 504,606)
Excess of book over tax depreciation     168,100        167,927        170,293
Timing differences                       (30,420)         6,252        (44,678)
Minority interest                        (12,527)        (9,507)       (20,139)
                                        --------        -------        -------
Net loss - tax                        ($ 357,126)    ($ 311,464)    ($ 399,130)
                                        ========        =======        =======

Partners' equity - book                $2,241,522    $2,723,801     $3,199,937
Costs of issuance                         638,660       638,660        638,660
Cumulative book over (under) tax loss      89,816       (16,337       (181,009)
Basis reduction                        (1,565,104)   (1,565,104)    (1,565,104)
Capital adjustment - tax only                  -0-      (19,000)            -0-
                                        ---------     ---------      ---------
Partners' equity - tax                 $1,404,894    $1,762,020     $2,092,484
                                        =========     =========      =========

                           SUPPLEMENTAL INFORMATION

                                 DIVERSIFIED HISTORIC INVESTORS 1990
                                       (a limited partnership)
                      SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                          DECEMBER 31, 1995
                                                       Costs
                                                  Capitalized             Gross Amount
                                 Initial Costs to Subsequent to         at which Carried at
                                  Partnership (b) Acquisition            December 31, 1995

                                        Buildings                     Buildings
                                           and                           and                    Accum     Date of   Date
Description (a)  Encumbrances  Land     Improve   Improve    Land     Improve     Total      Depr.         Constr   Acquired
                    (e)                                                           (b)(c)        (c)         (d)      (a)
30 unit
apartments
and  665 square
feet of
commercial
space in           $1,046,108        - $3,027,000  $261,665        -  $3,288,665  $3,288,665    $751,258   1990    1990
Hartford, CT

29 unit
apartments and
14,212 square
feet of
commercial space
in Richmond, VA     1,756,294  186,381   2,287,980  328,204  186,381  $2,616,184   2,802,565     518,563   1990    1990

68 unit
apartments in
New Orleans, LA     3,396,852   62,475   5,103,816    3,679   62,475  $5,107,495   5,169,970   1,031,678   1991    1991
                    ---------  -------  ----------  -------  -------  ----------  ----------   ---------
                   $6,199,254 $248,856 $10,418,796 $593,548 $248,856 $11,012,344 $11,261,200  $2,301,499
                    =========  =======  ==========  =======  =======  ==========  ==========   =========

                      DIVERSIFIED HISTORIC INVESTORS 1990
                            (a limited partnership)

                             NOTES TO SCHEDULE XI

                               December 31, 1994

(A) All properties are certified historic structures as defined in the Internal Revenue Code, or are eligible for designation as such. The "date of construction" refers to the period in which such properties are rehabilitated.

(B) The aggregate cost of real estate owned at December 31, 1994, for Federal income tax purposes is approximately $9,610,207 However, the depreciable basis of buildings and improvements is reduced for Federal income tax purposes by the investment tax credit and the historic rehabilitation credit obtained.

(C)    Reconciliation of real estate:

                                         1994          1993           1992
                                       --------      --------       --------
Balance at beginning of year          $11,239,460   $11,229,456    $11,227,487
Additions during the year:
   Improvements                             8,690        10,004          1,969
                                       ----------    ----------     ----------
Balance at end of year                $11,248,150   $11,239,460    $11,229,456
                                       ==========    ==========     ==========

Reconciliation of accumulated depreciation:
                                         1994           1993            1992
                                       --------       --------        --------
Balance at beginning of year          $ 1,366,030   $   885,286    $   404,548
Depreciation expense for the year         468,629       480,744        480,738
                                       ----------    ----------     ----------
Balance at end of year                $ 1,834,659   $ 1,366,030    $   885,286
                                       ==========    ==========     ==========
(D) See Note B to the financial statements for depreciation method and lives.

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

               b.   Identification of Executive Officers

                     The General Partner of the Registrant is Dover Historic Advisors 1990 (DoHA-1990), a Pennsylvania general partnership. The partners of DoHA-1990 are as follows:

Name               Position       Term of        Period Served
                                  Office

Bryn Mawr          Partner in     No fixed       June 1990 - May 1994
Properties         DoHA-1990      term
Advisors, Inc.
("Bryn Mawr")

Dover Historic     Partner in     No fixed       Since September 1990
Advisors, Inc.     DoHA-1990      term
("Dover
Advisors")

Jacqueline D.      Partner in     No fixed       Since May 1994
Reichman           DOHA-1990      term

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

                     Dover Advisors, a wholly-owned subsidiary of DHP, Inc., (formerly Dover Historic Properties, Inc.) is a corporation formed in February 1989 under the laws of the Commonwealth of Pennsylvania for the purpose of acting as the general partner (or a partner of the general partner) in real estate programs such as the Registrant. DHP, Inc. is a subsidiary of The Dover Group, Ltd., an entity formed in 1985 to act as the holding company for DHP, Inc. and certain other companies involved in the development and operations of both historic properties and conventional real estate as well as in financial (non-banking) services.
In February 1992,  The Dover Group, Ltd's name was changed to D,LTD.

                     The executive officers, directors and key employees of Dover Advisors are described below.

                     Michael J. Tuszka (age 48) was appointed Chairman of both Dover Advisors and D, LTD on January 27, 1993. Mr. Tuska has been associated with Dover Advisors and its affiliates since 1984.

                     Donna M. Zanghi (age 38) was appointed Secretary/Treasurer of Dover Advisors and Secretary/Treasurer of DHP, Inc. on June 15, 1993. She is also a Director and Secretary/Treasurer of D, LTD. She has been associated with Dover Advisors and its affiliates since 1984 except for the period from December 1986 to June 1989 and the period from November 1, 1992 to June 14, 1993.

                     Michele F. Rudoi, (age 31) was appointed on January 27, 1993 as Assistant Secretary of Dover Advisors, D, LTD and DHP, Inc. and Director of D, LTD.

                     Bryn Mawr, a wholly-owned subsidiary of BMR Holdings, Inc. ("BMR Holdings") is a corporation formed in August 1988 under the laws of the commonwealth of Delaware which holds, as its principal asset, a controlling interest in Resource America, Inc. ("RAI"), a publicly-held oil and gas company.

                     BMR Holdings is owned 93.7% by Bryn Mawr Resources, Inc. ("BMR"), a Delaware Corporation and 6.3% by Bryn Mawr Energy Company ("BME"), a Pennsylvania Corporation (which is 89.7% owned by BMR).
                     The executive officers and directors of Bryn Mawr are described below:

                     Francis J. Bagnell (age 66) is President and a Director of Bryn Mawr. He also serves as President, Chief Operating Officer and a Director of RAI.

                     Tracy Meagher (age 34) was appointed on February 26, 1993 as Secretary of Bryn Mawr.

                     Effective May 11, 1994, Bryn Mawr resigned as a partner of DoHA-1990.

                     Jacqueline D. Reichman was appointed on May 11, 1994 as  a
partner   of  DoHA-1990.   Ms.  Reichman  and  her  affiliates  have  extensive
experience in real estate related ventures.

Item 11.       Executive Compensation

                a. Cash Compensation - During 1994, Registrant paid a general partner fee of $6,000 to DoHA-1990.

                b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 1994, or is proposed to be paid or distributed in the future, to DoHA-1990, any partner therein, or any person named in paragraph c. of Item 10 of this report.

                c. Other Compensation - No compensation not referred to in paragraph a. or paragraph b. of this Item was paid or distributed during 1994 to DoHA-1990, any partner therein, or any person named in paragraph c. of Item 10.

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

Item 13.       Certain Relationships and Related Transactions

                Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DoHA-1990 is entitled to 10% of Registrant's distributable cash from operations in each year. There was no such share allocable to DoHA-1990 for fiscal years 1992 to 1994.

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

Item 14. (A)   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

               1.  Financial Statements:

                   a. Consolidated Balance Sheets at December 31, 1994 and 1993.

                   b. Consolidated Statements of Operations for the Years
                      Ended December 31, 1994, 1993 and 1992 (unaudited).

                   c. Consolidated  Statements of Changes in Partners' Equity
                      for the Years Ended December 31, 1994, 1993 and 1992.

                   d. Consolidated Statements of Cash Flows for the Years
                      Ended December 31, 1994, 1993 and 1992 (unaudited).

                   e. Notes to consolidated Financial Statements.

               2.  Financial statement schedules:

                   a. Schedule XI- Real Estate and Accumulated Depreciation.

                   b. Notes to Schedule XI.

               3.  Exhibits:

                   a. Exhibit                        Document
                      Number
                        3 Registrant's Amended and Restated Certificate of Limited Partnership and Agreement of Limited Partnership, previously filed as part of Amendment No. 1 of Registrant's Registration Statement on Form S-11, are incorporated herein by reference.

                        21        Subsidiaries   of  the  Registrant   are
                                  listed in Item 2. Properties of this Form 10-K.

                   b. Reports on Form 8-K:

                      No reports were filed on Form 8-K during the quarter ended December 31, 1994.

                   c. Exhibits:

                      See Item 14 (A)(3) above.

                                  SIGNATURES

        Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DIVERSIFIED HISTORIC INVESTORS 1990

Date:   May 12, 1995          By: Dover Historic Advisors 1990,
                                  General Partner

                                  By: Dover Historic Advisors, Inc., Partner

                                       By: /s/ Michael J. Tuszka
                                           MICHAEL J. TUSZKA,
                                           Chairman

                                       By: /s/ Donna M. Zanghi
                                            DONNA M. ZANGHI,
                                            Secretary and Treasurer

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

             Signature               Capacity               Date

DOVER HISTORIC ADVISORS 1990     General Partner

By: Dover Historic Advisors, Inc. Partner

    By: /s/ Michael J. Tuszka                           May 8, 1995
         MICHAEL J. TUSZKA,
         Chairman

    By: /s/ Donna M. Zanghi                             May 12, 1995
         DONNA M. ZANGHI,
         Secretary and Treasurer

    By: /s/ Michele F. Rudoi                            May 12, 1995
         MICHELE F. RUDOI,
         Assistant Secretary