Form 10-Q
period 1996-09-30
DIVERSIFIED HISTORIC INVESTORS 1990
filed 1996-11-12
CIK 859473

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1996
                               ---------------------------------------
                                  or

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -------------
Commission file number              33-33093
                       -----------------------------------------------
                  DIVERSIFIED HISTORIC INVESTORS 1990
----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

       Pennsylvania                                    23-2604695
-------------------------------                    -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization                      Identification No.)

      Suite 500, 1521 Locust Street, Philadelphia, PA   19102
----------------------------------------------------------------------
 (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code  (215) 735-5001
                                                   -------------------
                                  N/A
----------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                         Yes             No   X
                                                  --------       -----

                    PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

             Consolidated Balance Sheets - September 30, 1996 (unaudited) and December 31, 1995
             Consolidated Statements of Operations - Three Months and Nine Months Ended September 30, 1996 and 1995 (unaudited) Consolidated Statements of Cash Flows - Nine Months Ended September 30, 1996 and 1995 (unaudited)
             Notes to Consolidated Financial Statements  (unaudited)

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

               (1)  Liquidity

                     As of September 30, 1996, Registrant had cash of $7,728. Such funds are expected to be used to pay liabilities of Registrant and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                      As of September 30, 1996, Registrant had restricted cash of $124,257 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

               (3)  Results of Operations

                     During the third quarter of 1996, Registrant incurred a net loss of $150,270 ($29.55 per limited partnership unit) compared to a net loss of $103,362 ($20.33 per limited partnership unit) for the same period in 1995. For the first nine months of 1996, the Registrant incurred a net loss of $346,913 ($68.22 per limited partnership unit) compared to a net loss of $305,368 ($60.05 per limited partnership unit) for the same period in 1995.

                     Rental  income decreased $7,540 from $256,948  in
the third quarter of 1995 to $249,408 in the same period in 1996. Rental income decreased as a result of a decrease in rental income at The Bakery Apartments, partially offset by an increase in rental income at Shockoe Hearth and Jefferson Seymour. Rental income decreased at The Bakery Apartments due to a decrease in the average occupancy of residential units and corporate apartments, (97% to 93%). Rental income increased at Shockoe Hearth Apartments due an increase in average occupancy (98% to 100%), combined with an increase in the rental income from the sole commercial tenant, and rental income increased at Jefferson Seymour due to higher average rental rates.

                     Rental income increased $2,318 from $808,623 for the first nine months of 1995 to $810,941 for the same period in 1996. Rental income increased due to an increase in rental income at Shockoe Hearth Apartments and Jefferson Seymour, partially offset by a decrease of rental income at The Bakery Apartments. Rental income increased at Shockoe Hearth Apartments due to an increase in the average occupancy (95% to 100%) combined with an increase in the rental income from the sole commercial tenant. Rental income increased at Jefferson Seymour due to higher average rental rates, and rental income decreased at The Bakery Apartments due to a decrease in the average occupancy, (98% to 94%).

                      Expenses for rental operations increased by $55,201 from $100,936 in the third quarter of 1995 to $156,137 in the same period in 1996 and increased $71,657 from $324,121 for the first nine months of 1995 to $395,780 for the same period in 1996. Expenses for rental operations increased for both the third quarter and first nine months in 1996 compared to the same periods in 1995 due to an increase in maintenance expense at all three properties, and an increase in salaries and wage expense at The Bakery Apartments, partially offset by a decrease in insurance expense at Jefferson Seymour and a decrease in corporate apartment expense at The Bakery Apartments, as discussed below.

                     Depreciation and amortization expense decreased $2,152 from $128,943 in the third quarter of 1995 to $126,791 in the same period in 1996 and decreased $6,454 from $386,829 for the first nine months of 1995 to $380,375 in the same period in 1996. The decreases are due to organization fees becoming fully amortized in the fourth quarter of 1995.

                     Losses incurred during the third quarter of 1996 at the Registrant's three properties amounted to $132,000, compared to a loss of approximately $81,000 for the same period in 1995. For the first nine months of 1996, the Registrant's properties recognized a loss of $291,000 compared to approximately $243,000 for the same period in 1995.

                     In the third quarter of 1996, Registrant incurred a loss of $41,000 at Jefferson Seymour including $32,000 of depreciation and amortization expense, compared to a loss of $28,000 in the third quarter of 1995, including $33,000 of depreciation and amortization expense, and for the first nine months of 1996,
Registrant incurred a loss of $99,000 including $96,000 of depreciation and amortization expense, compared to a loss of $83,000, including $98,000 of depreciation and amortization expense for the first nine months of 1995. The increase in the loss from the third quarter and first nine months of 1995 to the same periods in 1996 is due to an increase in maintenance expense, partially offset by an increase in rental income as well as a decrease in insurance expense. Maintenance expense increased as a result of pay increases of maintenance personnel. The increase in rental income is due to higher average rental rates, and insurance expense decreased due to a reduction of property insurance premiums.

                     In the third quarter of 1996, Registrant incurred a loss of $23,000 at Shockoe Hearth Apartments, including $25,000 of depreciation and amortization expense, compared to a loss of $20,000 including $25,000 of depreciation and amortization expense in the third quarter of 1995. The increase in the loss from the third quarter of 1995 to the same period in 1996 is due to an increase in maintenance expense, partially offset by an increase in rental income. Maintenance expense increased due to an increase in the average occupancy of residential units. Rental income increased due to an increase in rental income from the sole commercial tenant combined with an increase in the average occupancy of residential units (98% to 100%).

                     In the first nine months of 1996, Registrant incurred a loss of $70,000 at Shockoe Hearth Apartments, including $76,000 of depreciation and amortization expense, compared to a loss of $83,000, including $75,000 of depreciation and amortization expense for the first nine months of 1995. The decrease in the loss from the first nine months of 1995 to the same period in 1996 is due to an increase in rental income from the sole commercial tenant as a result of a scheduled rent increase, as well as an increase in the average occupancy of residential units (95 to 100%), partially offset by an increase in maintenance expense due to the increase in occupancy.

                     In the third quarter of 1996, Registrant incurred a loss of $68,000 at the Bakery Apartments, including $63,000 of depreciation and amortization expense compared to a loss of $33,000, including $63,000 of depreciation and amortization expense in the third quarter of 1995, and for the first nine months of 1996, Registrant incurred a loss of $122,000, including $189,000 of depreciation and amortization expense compared to a loss of $77,000, including $189,000 of depreciation and amortization expense for the same period in 1995. The increase in the loss from the third quarter and the first nine months of 1995 to the same periods in 1996 is due to a decrease in rental income, combined with an increase in maintenance and salaries and wage expense, partially offset by a decrease in corporate apartment expense. Rental income decreased due to a decrease in average occupancy in both the third quarter (97% to 93%) and for the first nine months (98% to 94%). Maintenance expense increased due to the replacement of carpeting in several units and extermination services performed to control the termites which are prevalent in the New Orleans area. Salaries and wage expense increased due to a reallocation of certain expenses by the management company. Corporate apartment expense decreased due to a decrease in the rental of corporate apartments.

                        DIVERSIFIED HISTORIC INVESTORS 1990
                       (a Pennsylvania limited partnership)

                           CONSOLIDATED BALANCE SHEETS

                                Assets

                                      September 30,1996    December 31, 1995
                                          (Unaudited)
Rental properties, at cost:
Land                                    $    248,856         $    248,856
Buildings and improvements                10,899,636           10,856,073
Furniture and fixtures                       155,592              156,271

                                          11,304,084           11,261,200
                                          ----------           ----------
Less - Accumulated depreciation           (2,650,312)          (2,301,499)
                                          ----------           ----------
                                           8,653,772            8,956,701

Cash and cash equivalents                      7,728                5,116
Restricted cash                              124,257              146,315
Accounts receivable                           19,632               10,165
Other  assets  (net  of  amortization of
$222,586  and  $190,322 at  September  30,
1996 and December 31, 1995, respectively)
                                              92,803              122,309
                                          ----------           ----------
     Total                               $ 8,898,192          $ 9,243,606
                                          ==========           ==========

                   Liabilities and Partners' Equity

Liabilities:
Debt obligations                          $ 6,148,230         $ 6,199,255
Accounts payable:
       Trade                                  501,525             414,230
       Related parties                        149,932             147,934
Interest payable                               73,435              23,296
Tenant security deposits                       59,327              63,129
Other liabilities                              29,463              61,651
                                           ----------          ----------
       Total liabilities                    6,961,912           6,909,495

Minority interests                            511,899             562,116

Partners' equity                            1,424,381           1,771,995
                                           ----------          ----------
       Total                              $ 8,898,192         $ 9,243,606
                                           ==========          ==========
The accompanying notes are an integral part of these financial statements.

                 DIVERSIFIED HISTORIC INVESTORS 1990
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 1996 and 1995
                              (Unaudited)

                             Three months                     Nine months
                         ended September 30,              ended September 30,
                           1996        1995                 1996        1995
                         -------      -------             -------      -------
Revenues:
   Rental income        $249,408     $256,948            $810,941     $808,623
   Interest income           783          539               1,891        1,495
                         -------      -------             -------      -------
   Total revenues        250,191      257,487             812,832      810,118
                         -------      -------             -------      -------
Costs and expenses:
   Rental operations     156,137      100,936             395,780      324,121
   General and
      administrative      12,000       13,500              36,000       37,500
   Interest              133,505      131,114             397,807      398,676
   Depreciation and
      amortization       126,791      128,943             380,375      386,829
                         -------      -------           ---------      -------
  Total costs and
      expenses           428,433      374,493           1,209,962    1,147,126
                         -------      -------           ---------    ---------
Loss before minority
        interests       (178,242)    (117,006)           (397,130)    (337,008)

Minority interests'
        portion of loss    27,972      13,644              50,217       31,640
                         --------     -------             -------      -------
Net loss                ($150,270)  ($103,362)          ($346,913)   ($305,368)
                          =======     =======             =======      =======
Net loss per limited
   partnership unit     ($  29.55)  ($  20.33)          ($  68.22)   ($  60.05)
                          =======     =======             =======      =======
The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS 1990
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Nine Months Ended September 30, 1996 and 1995
                              (Unaudited)

                                                        Nine months ended
                                                          September 30,
                                                    1996              1995
                                                  -------            -------
Cash flows from operating activities:
 Net loss                                       ($346,913)         ($305,368)
 Adjustments to reconcile net loss to net
   cash provided by operating activities:
 Depreciation and amortization                    380,375            386,829
 Minority interest                                (50,217)           (31,640)
 Changes in assets and liabilities:
 Decrease (increase) in restricted cash            22,058            (27,510)
 (Increase) decrease in accounts receivable        (9,467)             6,541
 Increase in other assets                          (2,757)           (12,729)
 Increase accounts payable - trade                 87,294             39,045
 Increase in accounts payable -
   related parties                                  1,998             12,875
 Increase in interest payable                      50,139             28,491
 Decrease in other liabilities                    (32,188)           (39,482)
 (Decrease) increase security deposits             (3,802)             4,758
                                                  -------            -------
Net cash provided by operating activities          96,520             61,810
                                                  -------            -------
Cash flows from investing activities:
 Capital expenditures                             (42,883)           (11,450)
                                                  -------            -------
Net cash used in investing activities             (42,883)           (11,450)
                                                  -------            -------
Cash flows from financing activities:
 Principal payments                               (51,025)           (44,302)
                                                  -------            -------
Net cash used in financing activities             (51,025)           (44,302)
                                                  -------            -------
Increase in cash and cash equivalents               2,612              6,058

Cash and cash equivalents at the beginning
  of the period                                     5,116              4,390
                                                  -------            -------
Cash and cash equivalents at end of period     $    7,728          $  10,448
                                                  =======            =======
Supplemental Disclosure of Cash Flow Information
     Cash paid for interest                      $374,322           $383,916

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS 1990
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


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

Item 6.        Exhibits and Reports on Form 8-K

               (a)  Exhibit      Document
                    Number
                      3          Registrant's  Amended and Restated  Certificate
                                 of   Limited   Partnership  and  Agreement   of
                                 Limited  Partnership, previously filed as  part
                                 of    Amendment    No.   2   of    Registrant's
                                 Registration  Statement  on  Form   S-11,   are
                                 incorporated herein by reference.

                     21          Subsidiaries  of the Registrant are  listed  in
                                 Item 2. Properties on Form 10-K, previously filed and incorporated herein by reference.

                (b)  Reports on Form 8-K:

                     No reports were filed on Form 8-K during the quarter ended September 30, 1996.

                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 8, 1996     DIVERSIFIED HISTORIC INVESTORS 1990

                            By: Dover Historic Advisors 1990, General Partner

                                By: Dover Historic Advisors, Inc., Partner

                                    By:  /s/ Donna M. Zanghi
                                        --------------------
                                        DONNA M. ZANGHI
                                        Secretary and Treasurer