Form 10-K
period 1996-12-31
DIVERSIFIED HISTORIC INVESTORS 1990
filed 1997-04-22
CIK 859473

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

                               FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended             December 31, 1996
                          --------------------------------------------

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                  to
                               ----------------    -------------------

Commission file                        33-33093
                ------------------------------------------------------

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

       SUITE 500,  1521 LOCUST STREET,  PHILADELPHIA,  PA 19102
----------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code  (215) 735-5001
                                                   -------------------
Securities registered pursuant to Section 12(b) of the Act:    NONE

Securities registered pursuant to Section 12(g) of the Act: 5,032 Units

                UNITS OF LIMITED PARTNERSHIP INTEREST
-----------------------------------------------------------------------
                           (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                            Yes    X    No

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

                                PART I

Item 1.        Business

               a.   General Development of Business

                    Diversified Historic Investors 1990 ("Registrant") is a limited partnership formed in 1989 under the Pennsylvania Uniform Limited Partnership Act. As of December 31, 1996, Registrant had outstanding 5,032 units of limited partnership interest (the "Units").

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

                      As of December 31, 1996, Registrant owned interests in three properties, located in Connecticut (one), Virginia
(one), and Louisiana (one). In total, the properties contain 127 apartment units and 15,116 square feet ("sf") of commercial/retail space. As of December 31, 1996, 122 apartment units are under lease at monthly rental rates ranging from $210 to $1,900 and 14,451 sf of commercial/retail space is under lease at an annual rental rate of $2.83 per sf for the basement area to $15.73 per sf for the restaurant area. Rental of the apartments and commercial space is not expected to be seasonal. For a further discussion of the properties, see Item 2, Properties.

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

                      Management of each of the properties makes frequent market analyses in order to set rent levels. When occupancy nears the 97-99% range, management considers raising the rents by more than a normal cost of living increase. If occupancy falls to below 85%, management considers lowering rents.

                      Registrant   has  no  employees.    Registrant's
activities are overseen by Brandywine Construction & Management, Inc., ("BCMI"), a real estate management firm.

                d. Financial Information About Foreign and Domestic Operations and Export Sales.

                    See Item 8. Financial Statements and Supplementary
Data.

Item 2.        Properties

                 As   of  the  date  hereof,  Registrant  owned  three
properties, or interests therein. A summary description of each property held at December 31, 1996 is given below.

               a. Jefferson/Seymour - consists of 30 apartment units and 665 sf of commercial space at 94-96, 98-100 Jefferson Street and 134-138 Seymour Street in Hartford, Connecticut. In October 1990, the Registrant was admitted as a limited partner with a 99% interest in Jefferson Seymour Limited Partnership ("JSLP"), a Connecticut limited partnership, for a cash contribution of $1,417,000. One of the other general partners also contributed $390,000 of capital. JSLP subsequently capitalized $261,665 in acquisition costs related to the investment. JSLP acquired and rehabilitated the buildings for $3,288,665 ($129.48 per sf), including two mortgage notes payable in the original aggregate principal amount of $1,220,000. The first note payable of $300,000 (principal balance of $272,626 at December 31,
1996) bears interest at 1% and is due June 2010. The second note payable of $920,000 (principal balance of $756,566 at December 31,
1996) is due December 1997. In February 1993, the lender modified this loan. The modified loan terms provide for interest at 8% until January 1, 1996 and then floating over the next two years based on the lender's two year cost of funds plus 2-1/2% (8% at December 31, 1996). Principal and interest are payable monthly based on a 25-year amortization schedule until maturity. The property is managed by an independent property management firm. As of December 31, 1996, 28 residential apartments are under lease (93%) at monthly rents ranging from $375 to $608 per month. As of December 31, 1996, none of the 665 sf of commercial space is under lease.

                     All residential leases are renewable, one-year leases. The occupancy rate has been 92% for 1995, 96% for 1994, 98% for 1993 and 97% for 1992. The monthly rental range has been approximately the same since 1992. The occupancy for the commercial space has been 50% for 1995, 100% for 1994, 100% for 1993 and 100% for
1992. The range for annual rents has been $27.00 per sf for 1995, $27.00 per sf for 1994, $24.96 to $25.32 per sf for 1993 and $6.48 to
$6.84 per sf for 1992. Half of the commercial space (333 sf) was occupied by one tenant who operated principally as a beauty salon until November 1996. The lease officially expired in 1995 and thereafter the tenant remained on a month to month basis while negotiations for renewal of the lease were conducted. However, all attempts to reach an agreement failed and the tenant moved out in November. Every effort is being made at this time by the property management firm to rent all of the commercial space. There are no contingent rentals included in income for the years ended December 31, 1996, 1995 and 1994. For tax purposes, this property has a basis of $2,447,665 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $27,015 which is based on an assessed value of $802,470 taxed at a rate of $3.366 per $100. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

                b. Shockoe Hearth Apartments - consists of 29 apartment units and 14,451 sf of commercial space at 1417-1423 East Cary Street in Richmond, Virginia. In December 1990, the Registrant was admitted with a 99% general partnership interest in Lawrence One General Partnership ("LOGP"), a Virginia general partnership, for a cash contribution of $800,000. LOGP subsequently capitalized $150,455 in acquisition costs relating to the investment. LOGP acquired and rehabilitated the property for $2,600,000 (excluding the capitalized costs, referred to above) ($90.49 sf), consisting of the equity contribution and $1,800,000 provided by a loan (principal balance of $1,741,781 at December 31, 1996) bearing interest at 10% and due February 2022. The property is managed by an independent property management firm. As of December 31, 1996, 29 of the apartments (100%) are under lease with rents ranging from $210 to $577 per month, and all of the commercial space is under lease by one tenant at annual rents ranging from $2.83 per sf for the basement area to $15.73 per sf for the restaurant area.

                     All residential leases are renewable, one-year leases. The occupancy rate has been 96% for 1995, 98% for 1994, 100% for 1993 and 98% for 1992. The monthly rental range has been approximately the same since 1992. The occupancy for the commercial space has been 100% for 1995, 100% for 1994, 100% for 1993 and 79% for
1992. The range for annual rents has been $2.70 to $15.00 per sf in 1995, $16.68 per sf in 1994, $14.40 to $20.40 per sf for 1993 and
$3.00 to $19.92 per sf for 1992. The commercial space is occupied by one tenant who operates as a restaurant and currently has a ten year lease which expires February 14, 2003. The lease is an operating lease and the minimum future rental on the noncancelable lease as of December 31, 1996 is $132,000 per year. There are no contingent rentals included in income for the years ended December 31, 1996, 1995 and 1994. For tax purposes, this property has a basis of $2,471,646 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $23,987 which is based on an assessed value of $1,710,000 taxed at a rate of $1.4028 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

                c. The Bakery Apartments - consists of 68 apartment units at 1111 South Peters Street in New Orleans, Louisiana. In March 1991, the Registrant acquired a 72.3% general partnership interest in The Bakery Apartments General Partnership ("BAGP"), a Louisiana general partnership which owns the property, for a cash contribution of $1,235,000. Certain affiliates of the Registrant simultaneously acquired 26.7% of the general partnership interests in the same Louisiana partnership for an aggregate cash contribution of $465,000. Registrant subsequently capitalized $242,040 in acquisition costs relating to the investment. BAGP acquired and rehabilitated the property for $5,029,000 ($65.18 per sf). The rehabilitation of the property was financed in part with two loans, one for $3,135,000 (principal balance of $3,018,995 at December 31, 1996) and the other for $201,500 (principal balance of $194,924 at December 31, 1996). The first loan bears interest at 8.25%, with monthly principal and interest payments based on a 30 year amortization schedule, principal due in 1999. The second loan is from the general partner of BAGP and has the same terms as the first loan. In March 1991, a $175,000 collateral mortgage note (principal balance of $169,386 at December 31, 1996) was issued to the developer/partner for working capital advances. This note bears interest at 9% with payments based on available positive cash flow of the property. In order to satisfy certain credit requirements of the lender, the Registrant exchanged its general partnership interest for a limited partnership interest in a reconstituted partnership. However, the Registrant retained substantially the same rights and privileges as it had as a general partner. The property is managed by a property management firm which is an affiliate of the general partner of BAGP. As of December 31, 1996, 65 units are under lease (96%) with rents ranging from $460 to $1,900. All leases are renewable, one-year leases. The occupancy rates have been 100% for 1995, 93% for 1994, 92% for 1993 and 93% for 1992. The monthly rental range has been approximately the same since 1992. For tax purposes, this property has a basis of $3,381,856 and is depreciated using the straight-line method with a useful life of
27.5 years. The annual real estate taxes are $11,708 which is based on an assessed value of $65,700 taxed at a rate of $17.82 per $100. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

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

                                PART II

Item  5.         Market  for  Registrant's Common Equity  and  Related
Stockholder Matters

                a.   There is no established public trading market for
the Units. Registrant does not anticipate any such market will develop. Trading in the Units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 55 units were transferred of record in 1996.

                b. As of December 31, 1996, there were 487 record holders of Units.

                c. Registrant did not declare any cash dividends in 1996 and 1995.

Item 6.        Selected Financial Data

                The following selected financial data are for the five years ended December 31, 1996. This data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                         1996      1995       1994        1993        1992

Rental income        $1,081,821 $1,059,508 $1,026,467 $   998,697 $   874,439
Interest income           1,540      2,491      2,850       1,884      17,768
Net loss                496,109    469,528    482,279     476,136     504,606
Net loss per Unit         97.60      92.37      94.88       93.68       99.28
Total assets (net     8,771,520  9,244,523  9,755,227  10,299,756  11,032,307
  of depreciation
  and amortization)
Debt obligations      6,154,276  6,199,255  6,275,832   6,348,546   6,506,322

Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

               (1)  Liquidity

                     As of December 31, 1996, Registrant had cash of approximately $33,160. Such funds are expected to be used to pay liabilities and general and administrative expenses of Registrant and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                    As of December 31, 1996, Registrant had restricted cash of $91,969 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

                      The Registrant will seek to refinance the outstanding loan at Jefferson Seymour which is scheduled to mature in December 1997. There can be no assurances that such financing will be available and if not the property will be marketed for sale.

               (3)  Results of Operations

                    During the fiscal year 1996, Registrant incurred a loss of $496,109 ($97.60 per limited partnership unit) compared to a loss of $469,528 ($92.37 per limited partnership unit) in 1995 and a loss of $482,279 ($94.88 per limited partnership unit) in 1994.

                    Rental income increased from $1,026,467 in 1994 to $1,059,508 in 1995 to $1,081,821 in 1996. The increase from 1995 to
1996 is due to an increase in rental income at Shockoe Hearth Apartments and Jefferson Seymour, partially offset by a decrease at The Bakery Apartments. The increase in rental income at Shockoe Hearth Apartments is due to an increase in the average occupancy of residential rentals (96% to 100%) combined with an increase in the rental income from the sole commercial tenant, and the increase at Jefferson Seymour is the result of higher average rental rates. The decrease at The Bakery Apartments is the result of a decrease in the average occupancy of residential and corporate apartment rentals (98% to 94%). The increase from 1994 to 1995 was mainly the result of an increase in rental income at The Bakery Apartments and Shockoe Hearth Apartments, partially offset by a decrease at Jefferson Seymour. The increase at The Bakery Apartments was due to an increase in corporate apartment rentals which generate higher revenue than residential rentals because the leases are generally short term in nature and are rented at higher monthly rates. The increase at the Shockoe Hearth Apartments was the result of an increase in the rental income from its sole commercial tenant, as well as higher average occupancy of residential tenants. The decrease at Jefferson Seymour was due to the loss of one of its commercial tenants.

                     Expenses for rental operations increased from $443,668 in 1994 to $463,926 in 1995 to $570,109 in 1996. The
increase from 1995 to 1996 is due to an increase in maintenance expense at all three properties, legal and real estate tax expense at Shockoe Hearth Apartments and salary and wage expense at The Bakery Apartments, partially offset by a decrease in insurance expense at Jefferson Seymour and corporate apartment expense at The Bakery
Apartments. Maintenance expense at Jefferson Seymour and The Bakery Apartments increased due to repairs and renovations made to several units, and at Shockoe Hearth Apartments and the Bakery maintenance expense increased due to extermination services performed to control a termite problem. Legal fees increased at Shockoe Hearth Apartments due to negotiations between the property and the commercial tenant, and real estate tax expense increased due to the expiration of a real estate tax abatement. Salary and wage expense increased at The Bakery Apartments due to a reassessment of certain expenses by the management company, and insurance expense decreased at Jefferson Seymour due to a decrease in premiums. Corporate apartment expense decreased at The Bakery Apartments due to lower corporate apartment rentals. The increase from 1994 to 1995 was mainly due to higher corporate apartment expense incurred at The Bakery Apartments due to higher corporate apartment rentals, as well as an increase in insurance expense experienced at each property due to higher premiums charged by the insurance industry. There was also an increase in maintenance expense at Shockoe Hearth due to increased occupancy levels of the residential apartments. These increases were partially offset by the overall decrease of operating expenses at Jefferson Seymour due to the loss of one of its commercial tenants causing a proportionate decrease in utilities, maintenance, management fees, and wages.

                     Interest expense increased from $541,374 in 1994 to $546,273 in 1995 and decreased to $522,698 in 1996. The decrease from 1995 to 1996 is due to the accrual of additional interest in 1995 on amounts owed to an affiliate of the Registrant upon which interest had not been properly calculated. The increase from 1994 to 1995 is a result of a higher interest rate on the mortgage loan at Shockoe Hearth Apartments.

                     Depreciation and amortization expense decreased from $523,309 in 1994 to $516,745 in 1995 to $492,417 in 1996. The
decrease from 1995 to 1996 and 1994 to 1995 is due to personal property becoming fully depreciated at The Bakery Apartments.

                     In 1996 losses of $476,000 were incurred at the Registrant's three properties compared to $432,000 in 1995 and $448,000 in 1994. A discussion of property operations/activities follows:

                    In 1996, Registrant incurred a loss of $150,000 at Jefferson/Seymour, including $128,000 of depreciation and amortization expense compared to a loss of $126,000 including $130,000 of depreciation and amortization expense in 1995 and a loss of $126,000 including $132,000 of depreciation and amortization expense in 1994. The increase in the loss from 1995 to 1996 is due to an increase in maintenance expense partially offset by an increase in rental income and a decrease in insurance expense. Maintenance expense increased due to the replacement of carpeting as well as repairs to heating systems in several units. Rental income increased due to higher average rental rates, while insurance expense decreased due to lower premiums. Although there was no material overall change in the loss from 1994 to 1995, there was a decrease in rental income partially offset by a decrease in operating expenses. The decrease in rental income is the result of the loss of one of its commercial tenants which caused a proportionate decrease in operating expenses, such as utilities, maintenance, management fees, and wages, partially offset by an increase in insurance expense due to higher premiums.

                    In 1996, Registrant incurred a loss of $115,000 at Shockoe Hearth including $103,000 of depreciation and amortization expense compared to a loss of $127,000 including $102,000 of depreciation and amortization expense in 1995 and a loss of $116,000 including $101,000 of depreciation and amortization expense in 1994. The decrease in the loss from 1995 to 1996 is the result of an increase in rental income partially offset by an increase in maintenance expense, legal fees, and real estate taxes. The increase in rental income is due to higher average occupancy of residential rentals (96% to 100%) combined with an increase in the rental income from the sole commercial tenant. Maintenance expense increased due to extermination services performed to control a termite problem and legal fees increased as a result of negotiations between the property and the commercial tenant. Real estate taxes increased due to the expiration of a real estate tax abatement in 1996 which caused the assessment value of the property to increase from $271,972 in 1995 to $1,710,000 in 1996 which resulted in an increase in the real estate taxes from $3,930 in 1995 to $23,987 in 1996. The increase in the loss from 1994 to 1995 is a result of an increase in operating expenses such as maintenance and insurance, as well as an increase in interest expense, partially offset by an increase in rental income. The increase in maintenance is due to the higher occupancy levels experienced by the property during the year and the increase in insurance expense is due to higher premiums charged by the insurance industry. The increase in interest expense is due to a higher interest rate on the mortgage loan. The increase in income is the result of an increased rental income from the commercial tenant, as well as higher average occupancy of residential units.

                    In 1996, Registrant incurred a loss of $211,000 at the Bakery including $236,000 of depreciation and amortization expense compared to a loss of $179,000 including $252,000 of depreciation and amortization expense in 1995 and a loss of $206,000 including $257,000 of depreciation and amortization expense in 1994. The increase in the loss from 1995 to 1996 is the result of a decrease in rental income combined with an increase in maintenance and salary and wage expense, partially offset by a decrease in interest expense and corporate apartment expense. The decrease in rental income is due to a decrease in the average occupancy of residential units and corporate apartments (98% to 94%). Maintenance expense increased due to the replacement of carpeting in several units and extermination services performed to control the termites which are prevalent in the New Orleans area. Salary and wage expense increased due to a reassessment of certain expenses by the management company. Interest expense decreased due to the accrual of interest in 1995 on amounts owed to an affiliate of the Registrant upon which interest had not been properly calculated. Corporate apartment expense decreased due to lower corporate apartment rentals. The decrease in the loss from 1994 to 1995 is due to the increased rentals of corporate apartments (which generate higher revenue than residential units), offset proportionately by an increase in corporate apartment expense, as well as an increase in insurance expense due to higher premiums.

                    Effective January 1, 1995, the Partnership adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long - Lived Assets to be Disposed Of." There was no cumulative effect of the adoption of SFAS NO. 121.

Item 8.        Financial Statements and Supplementary Data

               Registrant is not required to furnish the supplementary financial information referred to in Item 302 of Regulation S-K.

                     Independent Auditor's Report

To the Partners of
Diversified Historic Investors 1990

We have audited the accompanying consolidated balance sheets of Diversified Historic Investors 1990 (a Pennsylvania Limited Partnership) and its subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, changes in partners' equity and cash flows for the years ended December 31, 1996, 1995, and 1994. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of The Bakery Apartments General Partnership, which statements reflect total assets of $3,943,320 and $4,137,829, as of December 31, 1996 and 1995,
respectively, and total revenues of $629,206 and $640,781, respectively for the years then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for The Bakery Apartments General Partnership is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversified Historic Investors 1990 as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years ended December 31, 1996, 1995, and 1994 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Real Estate and Accumulated Depreciation on page 25 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Gross, Kreger & Passio, L.L.C.
Philadelphia, Pennsylvania
March 10, 1997

                     Independent Auditor's Report


To the Partners of
The Bakery Apartments Limited Partnership

We have audited the accompanying balance sheets of The Bakery Apartments Limited Partnership, for December 31, 1996 and 1995 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Bakery Apartments Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Pailet, Meunier and LeBlanc, L.L.P.
Metairie, Louisiana
January 17, 1997

                  DIVERSIFIED HISTORIC INVESTORS 1990
                        (a limited partnership)

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                   AND FINANCIAL STATEMENT SCHEDULES


Consolidated financial statements:                                    Page

     Consolidated Balance Sheets at December 31, 1996 and 1995         14

     Consolidated  Statements of Operations for the Years Ended
       December  31,  1996, 1995, and 1994                             15

     Consolidated  Statements  of Changes in Partners' Equity
       for  the  Years  Ended December 31, 1996, 1995, and 1994        16

     Consolidated  Statements of Cash Flows for the Years Ended
       December  31,  1996, 1995 and 1994                              17

     Notes to consolidated financial statements                       18-23

Financial statement schedules:

     Schedule XI - Real Estate and Accumulated Depreciation            25

     Notes to Schedule XI                                              26


All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                  DIVERSIFIED HISTORIC INVESTORS 1990
                        (a limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      December 31, 1996 and 1995

                                Assets

                                                 1996             1995
Rental properties at cost:
   Land                                     $    248,856      $    248,856
   Buildings and improvements                 10,896,321        10,856,073
     Furniture and fixtures                      155,592           156,271
                                              ----------        ----------
                                              11,300,769        11,261,200
   Less - accumulated depreciation            (2,755,349)       (2,301,499)
                                              ----------        ----------
                                               8,545,420         8,959,701

Cash and cash equivalents                         33,160             5,116
Restricted cash                                   91,969           146,315
Accounts receivable                               17,901            10,165
Other assets (net of accumulated
 amortization of $228,889 and $190,322)           83,070           122,309
                                              ----------        ----------
               Total                         $ 8,771,520       $ 9,243,606
                                              ==========        ==========

                                 Liabilities and Partners' Equity

Liabilities:
   Debt obligations                          $ 6,154,278       $ 6,199,255
   Accounts payable:
        Trade                                    482,016           414,230
        Related parties                          148,010           147,934
   Interest payable                               91,435            23,296
   Tenant security deposits                       67,040            63,129
   Other liabilities                              52,524            61,652
                                              ----------        ----------
               Total liabilities               6,995,303         6,909,496

Minority interests                               500,332           562,116
Partners' equity                               1,275,885         1,771,994
                                              ----------        ----------
               Total                         $ 8,771,520       $ 9,243,606
                                              ==========        ==========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS 1990
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS

         For the Years Ended December 31, 1996, 1995 and 1994


                                          1996           1995          1994

Revenues:
   Rental income                       $1,081,821    $1,059,508    $1,026,467
   Interest income                          1,540         2,491         1,884
                                        ---------     ---------     ---------
       Total revenues                   1,083,361     1,061,999     1,028,351
                                        ---------     ---------     ---------
Costs and expenses:
   Rental operations                      570,109       463,926       443,668
   General and administrative              56,030        57,129        62,262
   Interest                               522,698       546,273       541,374
   Depreciation and amortization          492,417       516,745       523,309
                                        ---------     ---------     ---------
       Total costs and expenses         1,641,254     1,584,073     1,570,613
                                        ---------     ---------     ---------
Loss before minority interests           (557,893)     (522,074)     (542,262)

Minority interests' portion of loss        61,784        52,546        59,983
                                        ---------     ---------     ---------
Net loss                              ($  496,109)  ($  469,528)  ($  482,279)
                                        =========     =========     =========

Net loss per limited partnership unit ($    97.60)  ($    92.37)  ($    94.88)
                                        =========     =========     =========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS 1990
                        (a limited partnership)

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY

         For the Years Ended December 31, 1996, 1995 and 1994


                                      Diversified
                                        Historic
                                        Advisors      Limited
                                        1990 (1)    Partners (2)     Total

Percentage participation in
  profit or loss                          1%           99%             100%

Balance at December 31, 1993        ($   6,794)     $2,730,595      $2,723,801
Net loss                                (4,823)       (477,456)       (482,279)
                                       -------       ---------       ---------
Balance at December 31, 1994           (11,617)      2,253,139       2,241,522
Net loss                                (4,695)       (464,833)       (469,528)
                                       -------       ---------       ---------
Balance at December 31, 1995           (16,312)      1,788,306       1,771,994
Net loss                                (4,961)       (491,148)       (496,109)
                                       -------       ---------       ---------
Balance at December 31, 1996         ($ 21,273)     $1,297,158      $1,275,885
                                       =======       =========       =========


(1)    General Partner.

(2) 5,032 limited partnership units outstanding at December 31, 1996, 1995, and 1994.

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS 1990
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

         For the Years Ended December 31, 1996, 1995 and 1994

                                                   1996       1995        1994

Cash flows from operating activities:
   Net loss                                     ($496,109) ($469,528) ($482,279)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
Depreciation and amortization                      492,417   516,745    523,309
Minority Interests                                 (61,784)  (58,604)   (66,011)
Changes in assets and liabilities:
   Decrease (increase) in restricted cash           54,346    (1,835)    (2,153)
   (Increase) decrease in accounts receivable       (7,736)     (544)     4,876
   Decrease (increase) in other assets                 672     2,016     (1,282)
   Increase in accounts payable - trade             67,786    47,260     46,507
   Increase in accounts payable - related parties       76    29,741     24,247
   Increase (decrease) increase in interest payable 68,139   (12,128)     1,468
   Increase (decrease) in tenant security deposits   3,911     6,045     (3,854)
   (Decrease) increase in other liabilities         (9,128)   22,171      8,107
                                                   -------   -------    -------
    Net cash provided by operating                 112,590    81,339     52,935
      activities                                   -------   -------    -------
Cash flows from investing activities:
   Capital expenditures                            (39,569)  (13,050)    (8,690)
                                                   -------   -------    -------
      Net cash used in investing activities:       (39,569)  (13,050)    (8,690)
                                                   -------   -------    -------
Cash flows from financing activities:
   Payments of principal under debt obligations    (44,977)  (76,577)   (72,714)
                                                   -------   -------    -------
      Net cash used in financing activities:       (44,977)  (76,577)   (72,714)
                                                   -------   -------    -------
Increase (decrease) in cash and cash equivalents    28,044    (8,288)   (28,469)
Cash and cash equivalents at beginning of year       5,116    13,404     41,873
                                                   -------   -------    -------
Cash and cash equivalents at end of year          $ 33,160  $  5,116   $ 13,404
                                                   =======   =======    =======
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for interest         $454,559  $517,739   $530,639

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

3.     Net Loss Per Limited Partnership Unit

The net loss per limited partnership unit is based on the weighted average number of limited partnership units outstanding during the period (5,032 in 1996, 1995, and 1994).

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

9.     Revenue Recognition

Revenues  are recognized when rental payments are due on  a  straight-
line  basis.   Rental payments received in advance are deferred  until
earned.

10.    Rental Properties

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

11.    New Accounting Pronouncement

Effective January 1, 1995, the Partnership adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long - Lived Assets and for Long - Lived Assets to be Disposed Of." There was no cumulative effect of the adoption of SFAS No. 121.

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

NOTE D - TRANSACTIONS WITH RELATED PARTIES

Included in Accounts Payable - Related Party is $148,010 and $147,934 at December 31, 1996 and 1995, respectively, owed to the co-general partners of the Partnership's Ventures, for additional amounts advanced for working capital needs. These advances are non-interest bearing and will be paid out of available cash flow from the property.

NOTE E - LEASES

The Partnership's leases with commercial tenants are classified as operating leases. Leases are generally for a period of three to five years and provide for a fixed base rent plus contingent rents based on level of sales and sharing of certain operating costs.

Minimum future commercial rentals on operating leases as of December 31, 1996 are as follows:

                          1997                     $141,291
                          1998                      147,906
                          1999                      154,852
                          2000                      162,145
                          2001                      177,480

NOTE F - ACQUISITIONS

The   Partnership  acquired  three  controlling  general  or   limited
partnership interests in Ventures during the period from October 1990 to March 1991, as discussed below.

In October 1990, the Partnership was admitted, with a 99% limited partner interest, to a Connecticut general partnership which owns a building located in Hartford, Connecticut, consisting of 30 apartment units and 665 square feet of commercial space, for a cash contribution of $1,417,000.

In December 1990, the Partnership was admitted, with a 99% general partner interest, to a Virginia general partnership which owns a building located in Richmond, Virginia, consisting of 29 apartment units and 14,451 square feet of commercial space, for a cash capital contribution of $800,000.

In March 1991, the Partnership purchased a 72.3% interest of a Pennsylvania general partnership which owns a building located in New Orleans, Louisiana, consisting of 68 apartments, for $1,235,000. In October 1992, in conjunction with a refinancing, the Partnership exchanged its general partnership interest for a limited partnership interest in a reconstituted partnership.

NOTE G - DEBT OBLIGATIONS

Debt obligations were as follows:

                                                                    December 31,
                                                                    1996         1995

Mortgage  loan;  interest  at 8%  until  January  1996,  when   $  756,566  $   776,470
interest  resets based on a specified index; 8%  at  December
31,  1996;  monthly  payments of principal  and  interest  of
$7,102, based upon a 25-year amortization; collateralized  by the related rental property; due in December 1997

Note  payable; interest at 1%; monthly payments of  principal      272,626      269,638
and  interest  of  $1,380; based on  a  20-year  amortization schedule; due 2010

Mortgage loan; interest at the Fidelity Federal Savings  Bank    1,741,781    1,756,295
prime  plus 1.5% with a minimum of 10% and a maximum  of  15%
(10%  at  December  31, 1996 and 1995)  based  on  a  30-year amortization  schedule;  callable  by  the  lender  in  1997;
principal due February 1, 2022; collateralized by the related rental property

Mortgage loan; interest at 8.25%; monthly payments of $23,552    3,018,995    3,050,603
based  on a 30-year amortization schedule, collateralized  by the related rental property; due November 1999

Note payable to developer; interest at 9%; payments based  on      169,386      152,385
positive cash flow of the property

Note   payable  to  developer;  interest  at  8.25%;  monthly
payments  of $1,514 based on a 30-year amortization schedule;
collateralized by the related rental property;  due  November
1999                                                               194,924      193,864
                                                                 ---------    ---------
                                                                $6,154,278   $6,199,255
                                                                 =========    =========

Maturities of debt obligations at December 31, 1996, are as follows:

                    Year Ending December 31,

                          1997                  $  976,633
                          1998                      77,670
                          1999                   3,186,913
                          2000                      47,392
                          2001                      48,526
                          Thereafter             1,817,144
                                                 ---------
                                                $6,154,278
                                                 =========
NOTE H - INCOME TAX BASIS RECONCILIATION

Certain items enter into the determination of the results of operations in different time periods for financial reporting ("book") purposes and for income tax ("tax") purposes. The reconciliation of net loss and partners' equity follows:

                                             For the Years Ended December 31,

                                             1996           1995        1994

Net loss - book                        ($  496,109)  ($  469,528)  ($  482,279)
Excess of book over tax depreciation       160,384       185,200       168,100
Other timing differences                    (1,379)        3,484           608
Minority Interest                          (21,621)      (31,983)      (43,555)
                                         ---------     ---------     ---------
Net loss - tax                         ($  358,725)  ($  312,827)  ($  357,126)
                                         =========     =========     =========

Partners' equity - book                  1,275,885    $1,771,994    $2,241,522
Costs of issuance                          638,660       638,660       638,660
Cumulative book over tax loss              383,901       246,517        89,816
Basis reduction                         (1,565,104)   (1,565,104)   (1,565,104)
                                         ---------     ---------     ---------
Partners' equity - tax                  $  733,342    $1,092,067    $1,404,894
                                         =========     =========     =========

                       SUPPLEMENTAL INFORMATION

                  DIVERSIFIED HISTORIC INVESTORS 1990
                        (a limited partnership)

        SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                           DECEMBER 31, 1996

                                                                       Costs
                                                                    Capitalized
                                                                  Subsequent to
                                    Initial Cost to                Acquisition
                                    Partnership (b)

                                                   Buildings and
Description (a)       Encumbrances        Land     Improvements     Improvements
                          (e)

30 unit apartments
and 665 square feet
of commercial space
in Hartford, CT          $1,029,192          -        $3,027,000     $261,665

29 unit apartments
and 14,451 square feet
of commercial space
in Richmond, VA           1,741,781      186,381       2,287,980      334,121

68 unit apartments in
New Orleans, LA           3,383,303       62,475       5,103,816       37,331
                          ---------      -------      ----------      -------
                         $6,154,276     $248,856     $10,418,796     $633,117
                          =========      =======      ==========      =======

                       Gross Amount at which
                       Carried at 12/31/96

                                 Buildings
                                    and                    Accum    Date of Date
Description (a)         Land    Improvements   Total       Depr.    Constr.  Acq
                                               (b)(c)      (c)(d)     (a)

30 unit apartments
and 665 square feet
of commercial space
in Hartford, CT                  $3,288,665  $3,288,665  $  877,719  1990  1990

29 unit apartments
and 14,451 square feet
of commercial space
in Richmond, VA         186,381   2,622,101   2,808,482     624,478  1990  1990

68 unit apartments in
New Orleans, LA          62,475   5,141,147   5,203,622   1,253,152  1991  1991
                        -------  ----------  ----------   ---------
                       $248,856 $11,051,913 $11,300,769  $2,755,349
                        =======  ==========  ==========   =========

                  DIVERSIFIED HISTORIC INVESTORS 1990
                        (a limited partnership)

                         NOTES TO SCHEDULE XI

                           December 31, 1996

(A) All properties are certified historic structures as defined in the Internal Revenue Code. The "date of construction" refers to the period in which such properties are rehabilitated.

(B) The aggregate cost of real estate owned at December 31, 1996, for Federal income tax purposes is approximately $8,301,167. However, the depreciable basis of buildings and improvements is reduced for Federal income tax purposes by the investment tax credit and the historic rehabilitation credit obtained.

(C)    Reconciliation of real estate:

                                            1996          1995           1994
Balance at beginning of year             $11,261,200   $11,248,150   $11,239,460
Additions during the year:
   Improvements                               39,569        13,050         8,690
                                          ----------    ----------    ----------
Balance at end of year                   $11,300,769   $11,261,200   $11,248,150
                                          ==========    ==========    ==========
Reconciliation of accumulated depreciation:
                                            1996           1995          1994
Balance at beginning of year             $ 2,301,499   $ 1,834,659   $ 1,366,030
Depreciation expense for the year            453,850       466,840       468,629
                                          ----------    ----------    ----------
Balance at end of year                   $ 2,755,349   $ 2,301,499   $ 1,834,659
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

               b.   Identification of Executive Officers

                     The  General Partner of the Registrant  is  Dover
Historic   Advisors   1990   (DoHA-1990),   a   Pennsylvania   general
partnership.  The partners of DoHA-1990 are as follows:

Name                      Position           Term of Office   Period Served

Dover Historic Advisors,  Partner in DoHA-   No fixed term  Since September 1990
Inc. ("Dover Advisors")   1990

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

                     Michael J. Tuszka (age 50) was appointed Chairman of both Dover Advisors and D, LTD on January 27, 1993. Mr. Tuszka resigned as Chairman and Director of both Dover Advisors and D, LTD on June 30, 1996.

                      Donna M. Zanghi (age 40) was appointed Secretary/Treasurer of Dover Advisors and Secretary/Treasurer of DHP, Inc. on June 15, 1993. She is also a Director and Secretary/Treasurer of D, LTD. She has been associated with Dover Advisors and its affiliates since 1984 except for the period from December 1986 to June 1989 and the period from November 1, 1992 to June 14, 1993.

                     Michele F. Rudoi, (age 32) was appointed on January 27, 1993 as Assistant Secretary of Dover Advisors, D, LTD and DHP, Inc. and Director of D, LTD.

                     Jacqueline D. Reichman was appointed on May 11, 1994 as a partner of DoHA-1990. Ms. Reichman and her affiliates have extensive experience in real estate related ventures.

Item 11.       Executive Compensation

               a. Cash Compensation - The Registrant did not pay any cash compensation during 1996.

               b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 1996, or is proposed to be paid or distributed in the future, to DoHA-1990, any partner therein, or any person named in paragraph c. of Item 10 of this report.

                c. Other Compensation - No compensation not referred to in paragraph a. or paragraph b. of this Item was paid or distributed during 1996 to DoHA-1990, any partner therein, or any person named in paragraph c. of Item 10.

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

Item 13.       Certain Relationships and Related Transactions

               Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DoHA-1990 is entitled to 10% of Registrant's distributable cash from operations in each year. There was no such share allocable to DoHA-1990 for fiscal years 1994 to 1996.

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

                                PART IV

Item 14. (A)   Exhibits, Financial Statement Schedules and Reports  on
Form 8-K.

               1.  Financial Statements:

                   a. Consolidated Balance Sheets at December 31, 1996 and 1995.

                   b. Consolidated Statements of Operations for the Years Ended
                      December 31, 1996, 1995 and 1994.

                   c. Consolidated Statements  of  Changes in Partners'  Equity
                      for  the Years Ended December 31, 1996, 1995 and 1994.

                   d. Consolidated Statements of Cash Flows for the Years Ended
                      December 31, 1996, 1995 and 1994.

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

                         21      Subsidiaries   of  the  Registrant   are
                                 listed in Item 2. Properties of this Form 10-K.

                   (b) Reports on Form 8-K:

                       No reports were filed on Form 8-K during the quarter ended December 31, 1996.

                   (c) Exhibits:

                       See  Item  14  (A)(3)  above.

                              SIGNATURES

             Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            DIVERSIFIED HISTORIC INVESTORS 1990

Date: April 21, 1997        By: Dover Historic Advisors 1990,
                                General Partner

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

             Signature                       Capacity            Date

DOVER HISTORIC ADVISORS 1990              General Partner

By: Dover Historic Advisors, Inc. Partner

    By:       /s/ Donna M. Zanghi                        April 21, 1997
              DONNA M. ZANGHI,
              Secretary and Treasurer

    By:       /s/ Michele F. Rudoi                       April 21, 1997
              MICHELE F. RUDOI,
              Assistant Secretary