Form 10-Q
period 1997-06-30
DIVERSIFIED HISTORIC INVESTORS 1990
filed 1997-08-26
CIK 859473

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 1997
                               ---------------------------------------
                                  or

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________

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

                    PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

             Consolidated Balance Sheets - June 30, 1997 (unaudited) and December 31, 1996
             Consolidated Statements of Operations - Three Months and Six Months Ended June 30, 1997 and 1996 (unaudited) Consolidated Statements of Cash Flows - Six Months Ended June 30, 1997 and 1996 (unaudited)
             Notes to Consolidated Financial Statements  (unaudited)

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

               (1)  Liquidity

                     As  of  June  30, 1997, Registrant  had  cash  of
$22,789. Such funds are expected to be used to pay liabilities of Registrant and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                     As of June 30, 1997, Registrant had restricted cash of $120,043 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

               (3)  Results of Operations

                     During the second quarter of 1997, Registrant incurred a net loss of $113,251 ($22.27 per limited partnership unit) compared to a net loss of $118,134 ($23.23 per limited partnership unit) for the same period in 1996. For the first six months of 1997, the Registrant incurred a net loss of $203,458 ($40.01 per limited partnership unit) compared to a net loss of $196,643 ($38.67 per limited partnership unit) for the same period in 1996.

                     Rental income decreased $10,337 from $278,344 in the second quarter of 1996 to $268,007 in the same period in 1997 and decreased $16,174 from $561,533 for the first six months of 1996 to $545,359 for the same period in 1997 due to a decrease in rental income at The Bakery Apartments and Jefferson Seymour, partially offset by an increase at Shockoe Hearth Apartments. The decrease at The Bakery Apartments is due to a reduction in the average occupancy of residential units (95% to 92%) and (94% to 93%) for the second quarter and first six months of 1997, respectively, and a reduction in corporate apartment rentals, and the decrease at Jefferson Seymour is due to the loss of one of its commercial tenants, as well as lower average rental rates. The increase at Shockoe Hearth Apartments is the result of a scheduled lease rental increase from the sole commercial tenant and an increase in average rental rates.

                    Expenses for rental operations decreased by $8,951 from $136,304 in the second quarter of 1996 to $127,353 in the same period in 1997 due to a decrease in maintenance, salaries and wages, and corporate apartment expense at The Bakery Apartments, partially offset by an increase in maintenance and bad debt expense at Jefferson Seymour and an increase in real estate taxes at Shockoe Hearth Apartments. Maintenance, salaries and wages expense decreased at The Bakery Apartments as a result of a reduction in the average occupancy of residential units, and corporate apartment expense decreased due to a decline in corporate apartment rentals. Maintenance expense increased at Jefferson Seymour due to new carpeting installed in several units and roofing repairs at the property. Bad debt expense increased due to the write-off of tenant receivables that were deemed uncollectible, and real estate taxes increased at Shockoe Hearth due to the expiration of a real estate tax abatement in 1996.

                     Expenses for rental operations increased $1,365 from $239,643 for the first six months of 1996 to $241,008 for the same period in 1997 due to an increase in maintenance and bad debt expense at Jefferson Seymour and an increase in real estate taxes at Shockoe Hearth Apartments, partially offset by a decrease in maintenance, salaries and wages, and corporate apartment expense at the Bakery Apartments. Maintenance expense increased at Jefferson Seymour due to new carpeting installed in several units and roofing repairs at the property, and bad debt expense increased due to the write-off of tenant receivables that were deemed uncollectible. Real estate taxes increased at Shockoe Hearth due to the expiration of a real estate tax abatement in 1996. Maintenance and salaries and wages expense decreased at The Bakery Apartments as a result of a reduction in the average occupancy of residential units, and corporate apartment expense decreased due to a decline in corporate apartment rentals.

                      Interest expense decreased from $9,429 from $137,713 in second quarter of 1996 to $128,284 in the same period of 1997 and decreased $7,274 from $264,302 in the first six months of 1996 to $257,028 in the same period of 1997 mainly due to an adjustment made in the second quarter of 1996 to properly calculate interest on a loan at Shockoe Hearth Apartments.

                     Depreciation and amortization expense decreased $3,624 from $126,791 in the second quarter of 1996 to $123,167 in the same period in 1997 and decreased $7,251 from $253,584 for the first six months of 1996 to $246,333 in the same period in 1997 due to certain assets becoming fully depreciated at The Bakery Apartments and organizational fees becoming fully amortized in the fourth quarter of 1996 at Shockoe Hearth.

                     Losses incurred during the second quarter at the Registrant's three properties amounted to $104,000, compared to a loss of approximately $116,000 for the same period in 1996. For the first six months of 1997, the Registrant's properties recognized a loss of $184,000, compared to approximately $182,000 for the same period in 1996.

                    In the second quarter of 1997, Registrant incurred a loss of $50,000 at Jefferson Seymour, including $32,000 of depreciation and amortization expense, compared to a loss of $30,000 in the second quarter of 1996, including $32,000 of depreciation and amortization, and for the first six months of 1997, Registrant incurred a loss of $80,000 at Jefferson Seymour, including $64,000 of depreciation and amortization expense, compared to a loss of $58,000, including $64,000 of depreciation and amortization expense for the first six months of 1996. The increases in the losses from the second quarter and first six months of 1996 to the same periods in 1997 is the result of a decrease in rental income, combined with an increase in maintenance and bad debt expense. The decrease in rental income is the result of the loss of one of the property's commercial tenants, as well as a decrease in average rental rates. Maintenance expense increased due to new carpeting installed in several units and roofing repairs at the property. Bad debt expense increased as a result of the write-off of tenant receivables that were deemed uncollectible.

                    In the second quarter of 1997, Registrant incurred
a loss of $22,000 at Shockoe Hearth, including $25,000 of depreciation and amortization expense, compared to a loss of $32,000 including $25,000 of depreciation and amortization expense in the second quarter of 1996, and for the first six months of 1997, Registrant incurred a loss of $38,000, including $49,000 of depreciation and amortization expense, compared to a loss of $48,000, including $51,000 of depreciation and amortization expense for the first six months of 1996. The decrease in the losses from the second quarter and first six months of 1996 to the same periods in 1997 is the result of an increase in rental income from the sole commercial tenant as well as an increase in average rental rates of the residential units, combined with a decrease in interest and amortization expense, partially offset by an increase in real estate taxes. Interest expense decreased due to an adjustment made in the second quarter of 1996 to properly calculate accrued interest on a loan to an affiliate, and amortization expense decreased due to certain intangible assets becoming fully amortized in the fourth quarter of 1996. Real estate taxes increased due to the expiration of a real estate tax abatement in 1996 which caused an increase in the assessed value of the property.

                    In the second quarter of 1997, Registrant incurred a loss of $32,000 at The Bakery Apartments, including $60,000 of depreciation and amortization expense compared to a loss of $54,000, including $63,000 of depreciation and amortization expense in the second quarter of 1996, and for the first six months of 1997, Registrant incurred a loss of $66,000, including $120,000 of depreciation and amortization expense compared to a loss of $76,000, including $126,000 of depreciation and amortization expense for the same period in 1996. The decrease in the losses from the second quarter and the first six months of 1996 to the same periods in 1997 is due to a decrease in maintenance, salaries and wages, depreciation, and corporate apartment expense, partially offset by a decrease in rental income. Maintenance, salaries and wages expense decreased as a result of a reduction in the average rental of units, and depreciation expense decreased due to certain fixed assets becoming fully depreciated. Corporate apartment expense decreased due to a decline in corporate apartment rentals. Rental income decreased due to a reduction in corporate apartment rentals and lower occupancy levels of residential units (95% to 92%) and (94% to 93%) for the second quarter and first six months of 1997, respectively.

                  DIVERSIFIED HISTORIC INVESTORS 1990
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS

                                Assets

                                        June 30, 1997         December 31, 1996
                                         (Unaudited)
Rental properties, at cost:
Land                                     $   248,856             $   248,856
Buildings and improvements                10,908,438              10,896,321
Furniture and fixtures                       155,592                 155,592
                                          ----------              ----------
                                          11,312,886              11,300,769
Less - Accumulated depreciation           (2,982,134)             (2,755,349)
                                          ----------              ----------
                                           8,330,752               8,545,420

Cash and cash equivalents                     22,789                  33,160
Restricted cash                              120,043                  91,969
Accounts receivable                           19,113                  17,901
Other  assets  (net  of  amortization of
$248,437  and $228,889 at June 30,  1997
and December 31, 1996, respectively)          71,770                  83,070
                                          ----------              ----------
   Total                                 $ 8,564,467             $ 8,771,520
                                          ==========              ==========

                   Liabilities and Partners' Equity

Liabilities:
Debt obligations                         $ 6,121,373             $ 6,154,278
Accounts payable:
       Trade                                 522,861                 482,016
       Related parties                       178,510                 148,010
Interest payable                              92,338                  91,435
Tenant security deposits                      63,955                  67,040
Other liabilities                             41,271                  52,524
                                          ----------              ----------
       Total liabilities                   7,020,308               6,995,303

 Minority interests                          471,732                 500,332

Partners' equity                           1,072,427               1,275,885
                                          ----------              ----------
       Total                             $ 8,564,467             $ 8,771,520
                                          ==========              ==========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS 1990
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
   For the Three Months and Six Months Ended June 30, 1997 and 1996
                              (Unaudited)

                                         Three months           Six months
                                        ended June 30,        ended June 30,
                                        1997      1996        1997      1996

Revenues:
 Rental income                        $268,007  $278,344    $545,359  $561,533
 Interest income                           121       625         144     1,108
                                       -------   -------     -------   -------
   Total revenues                      268,128   278,969     545,503   562,641
                                       -------   -------     -------   -------
Costs and expenses:
 Rental operations                     127,353   136,304     241,008   239,643
 General and administrative             12,000    12,000      24,000    24,000
 Interest                              128,284   137,713     257,028   264,302
 Depreciation and amortization         123,167   126,791     246,333   253,584
                                       -------   -------     -------   -------
   Total costs and expenses            390,804   412,808     768,369   781,529
                                       -------   -------     -------   -------
Loss before minority interests        (122,676) (133,839)   (222,833) (218,888)
Minority interests' portion of loss      9,425    15,705      19,408    22,245
                                       -------   -------     -------   -------
Net loss                             ($113,251)($118,134)  ($203,458)($196,643)
                                       =======   =======     =======   =======
Net loss per limited partnership unit:
   Loss before minority interests    ($  24.12)($  26.32)  ($  43.83)($  43.04)
   Minority interests                     1.85      3.09        3.82      4.37
                                       -------   -------     -------   -------
                                     ($  22.27)($  23.23)  ($  40.01)($  38.67)
                                       =======   =======     =======   =======

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS 1990

                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Six Months Ended June 30, 1997 and 1996
                              (Unaudited)

                                                        Six months ended
                                                             June 30,
                                                    1997                1996
Cash flows from operating activities:
 Net loss                                        ($203,458)         ($196,643)
 Adjustments to reconcile net loss to net
 cash provided by operating activities:
 Depreciation and amortization                     246,333            253,584
 Minority interest                                 (28,600)           (22,245)
 Changes in assets and liabilities:
 (Increase) decrease in restricted cash            (28,073)            18,965
 Increase in accounts receivable                    (1,212)           (26,859)
 Increase in other assets                           (8,249)            (4,451)
   Increase in accounts payable - trade             40,844             44,390
   Increase in accounts payable - related parties   30,500                649
   Increase in interest payable                        903             51,538
 Decrease in other liabilities                     (11,253)           (21,505)
 Decrease in security deposits                      (3,085)            (1,646)
                                                   -------            -------
Net cash provided by operating activities           34,650             95,777
                                                   -------            -------
Cash flows from investing activities:
   Capital expenditures                            (12,117)           (35,497)
                                                   -------            -------
Net cash used in investing activities              (12,117)           (35,497)
                                                   -------            -------
Cash flows from financing activities:
   Principal payments                              (32,904)           (34,832)
                                                   -------            -------
Net cash used in financing activities              (32,904)           (34,832)
                                                   -------            -------
(Decrease) increase in cash and cash equivalents   (10,371)            25,448

Cash and cash equivalents at beginning of period    33,160              5,116
                                                   -------            -------
Cash and cash equivalents at end of period        $ 22,789           $ 30,564
                                                   =======            =======

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS 1990
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors 1990 (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K and notes thereto, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

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

               (b)  Reports on Form 8-K:

                    No reports were filed on Form 8-K during the quarter ended June 30, 1997.

                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 26, 1997     DIVERSIFIED HISTORIC INVESTORS 1990

                           By: Dover Historic Advisors 1990, General Partner

                               By: EPK, Inc., Partner

                                   By:  /s/ Donna M. Zanghi
                                        -----------------------
                                        DONNA M. ZANGHI
                                        Secretary and Treasurer