Form 10-Q
period 1997-09-30
DIVERSIFIED HISTORIC INVESTORS 1990
filed 1997-11-17
CIK 859473

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1997
                               --------------------------------------
                                  or

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

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

                    PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

             Consolidated Balance Sheets - September 30, 1997 (unaudited) and December 31, 1996
             Consolidated Statements of Operations - Three Months and Nine Months Ended September 30, 1997 and 1996 (unaudited) Consolidated Statements of Cash Flows - Nine Months Ended September 30, 1997 and 1996 (unaudited)
             Notes to Consolidated Financial Statements  (unaudited)

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

               (1)  Liquidity

                     As of September 30, 1997, Registrant had cash of $20,539. Such funds are expected to be used to pay liabilities of Registrant and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                      As of September 30, 1997, Registrant had restricted cash of $111,229 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

               (3)  Results of Operations

                     During the third quarter of 1997, Registrant incurred a net loss of $130,435 ($25.64 per limited partnership unit) compared to a net loss of $150,270 ($29.55 per limited partnership unit) for the same period in 1996. For the first nine months of 1997 the Registrant incurred a net loss of $333,893 ($65.65 per limited partnership unit) compared to a net loss of $346,913 ($68.22 per limited partnership unit) for the same period in 1996.

                     Rental income increased $13,778 from $249,408 in the third quarter of 1996 to $263,186 in the same period in 1997 due to an increase at Shockoe Hearth Apartments, partially offset by decreases at Jefferson Seymour and The Bakery Apartments. The increase at Shockoe Hearth Apartments is due to a scheduled lease rental increase for the sole commercial tenant and an increase in the average rental rates. Rental income decreased at Jefferson Seymour due to the loss of one of its commercial tenants, as well as lower average occupancy of the residential units (94% to 88%), and decreased at The Bakery Apartments due to a decline in corporate apartment rentals as well as lower average occupancy of residential units (93% to 92%).

                     Rental income decreased $2,396 from $810,941 for the first nine months of 1996 to $808,545 for the same period in 1997 due to a decrease in rental income at The Bakery Apartments and Jefferson Seymour, partially offset by an increase at Shockoe Hearth. Rental income decreased at The Bakery Apartments due to a decrease in corporate apartment rentals as well as lower average occupancy of residential units (94% to 92%) and decreased at Jefferson Seymour as a result of the loss of one of the property's commercial tenants, as well as a decrease in the average occupancy of residential units (91% to 88%). Rental income increased at Shockoe Hearth Apartments due to an increase in the average rental rates combined with an increase in the rental income for the sole commercial tenant.

                      Expenses for rental operations decreased by $15,760 from $156,137 in the third quarter of 1996 to $140,377 in the same period in 1997 due to a decrease in maintenance expense at all three properties, a decrease in corporate apartment expense and salaries and wages at The Bakery Apartments and a decrease in utilities expense at Jefferson Seymour, partially offset by an increase in real estate taxes at Shockoe Hearth. Maintenance expense decreased at Jefferson Seymour due to the loss of one of the property's commercial tenants, as well as a decline in the average occupancy of residential units. Maintenance expense decreased at Shockoe Hearth Apartments due to extermination services performed to control a termite problem in 1996 which was not repeated in the 1997 period, and maintenance expense decreased at the Bakery Apartments due to the replacement of carpeting in several units and extermination services performed in 1996 which was not repeated in the 1997 period. Corporate apartment expense decreased at The Bakery Apartments due to a decline in the rental of corporate apartments, and salaries and wages decreased due to the decline in the average occupancy of residential units. Utilities expense decreased at Jefferson Seymour due to the decrease in the average occupancy. Real estate taxes increased at Shockoe Hearth Apartments due to the expiration of a real estate tax abatement in 1996.

                     Expenses for rental operations decreased $14,393 from $395,780 for the first nine months of 1996 to $381,387 for the same period in 1997 due to a decrease in maintenance expense at Shockoe Hearth and The Bakery Apartments, as well as a decrease in corporate apartment expense and salaries and wages expense at The Bakery Apartments, and a decrease in utilities expense at Jefferson Seymour, partially offset by an increase in real estate taxes at Shockoe Hearth Apartments and an increase in maintenance and bad debt expense at Jefferson Seymour. Maintenance expense decreased at Shockoe Hearth Apartments due to extermination services performed to control a termite problem in 1996 which was not repeated in the 1997 period, and maintenance expense decreased at the Bakery Apartments due to the replacement of carpeting in several units and extermination services performed in 1996 which was not repeated in the 1997 period. Corporate apartment expense decreased at The Bakery Apartments due to a decline in the rental of corporate apartments, and salaries and wages decreased at The Bakery Apartments due to the decline in the average occupancy of residential units. Utilities expense decreased at Jefferson Seymour as a result of the decline in the occupancy of residential units, and real estate taxes increased at Shockoe Hearth Apartments due to the expiration of a real estate tax abatement in 1996. Maintenance expense increased at Jefferson Seymour due to new carpeting installed in several units and roofing repairs at the property, and bad debt expense increased at Jefferson Seymour as a result of the write-off of tenant receivables that were deemed uncollectible.

                    Interest expense decreased $6,802 from $397,807 in the first nine months of 1996 to $391,725 in the same period of 1997 due to the reduction of the principal amount of the loan on which interest is calculated at The Bakery Apartments and Shockoe Hearth.

                     Depreciation and amortization expense decreased $3,236 from $126,791 in the third quarter of 1996 to $123,555 in the same period in 1997 and decreased $10,487 from $380,375 for the first nine months of 1996 to $369,888 in the same period in 1997. The decreases are due to organization fees becoming fully amortized in the fourth quarter of 1996 at Shockoe Hearth Apartments and certain fixed assets becoming fully depreciated in 1996 at The Bakery Apartments.

                     Losses incurred during the third quarter of 1997 at the Registrant's three properties amounted to $128,000, compared to a loss of approximately $160,000 for the same period in 1996. For the first nine months of 1997, the Registrant's properties recognized a loss of $312,000 compared to approximately $341,000 for the same period in 1996.

                     In the third quarter of 1997, Registrant incurred
a loss of $43,000 at Jefferson Seymour including $32,000 of depreciation and amortization expense, compared to a loss of $41,000 in the third quarter of 1996, including $32,000 of depreciation and amortization expense. The increase in the loss from the third quarter of 1996 to the same period in 1997 is due to a decrease in rental income, partially offset by a decrease in maintenance and utilities expense. The decreases in rental income, maintenance expense and utilities expense were all due to the loss of one of the property's commercial tenants as well as lower average occupancy of the residential units (94% to 88%).

                     In  the  first  nine months of  1997,  Registrant
incurred a loss of $124,000 at Jefferson Seymour, including $96,000 of depreciation and amortization expense, compared to a loss of $99,000, including $96,000 of depreciation and amortization expense for the same period in 1996. The increase in the loss from the first nine months of 1996 to the same period in 1997 is due to a decrease in rental income combined with an increase in maintenance and bad debt expense, partially offset by a decrease in utilities expense. The decrease in rental income is the result of the loss of one of the property's commercial tenants, as well as a decrease in average occupancy (91% to 88%). Maintenance expense increased due to new carpeting installed in several units and roofing repairs at the property, and bad debt expense increased as a result of the write-off of tenant receivables that were deemed uncollectible. Utilities expense decreased due to a decline in the average occupancy of residential units.

                     In the third quarter of 1997, Registrant incurred a loss of $27,000 at Shockoe Hearth Apartments, including $25,000 of depreciation and amortization expense, compared to a loss of $23,000 including $25,000 of depreciation and amortization expense in the third quarter of 1996. The increase in the loss from the third quarter of 1996 to the same period in 1997 is due to an increase in real estate taxes, partially offset by an increase in rental income and a decrease in maintenance and amortization expense. Real estate taxes increased due to the expiration of a real estate tax abatement in 1996. Rental income increased due to a scheduled rent increase for the sole commercial tenant, combined with higher average rental rates of the residential units. Maintenance expense decreased due to extermination services performed to control a termite problem in 1996 which was not repeated in the 1997 period, and amortization expense decreased due to organizational fees becoming fully amortized in the fourth quarter of 1996.

                     In the first nine months of 1997, Registrant incurred a loss of $65,000 at Shockoe Hearth Apartments, including $75,000 of depreciation and amortization expense, compared to a loss of $70,000 including $76,000 of depreciation and amortization expense for the first nine months of 1996. The decrease in the loss from the first nine months of 1996 to the same period in 1997 is due to an increase in rental income from the sole commercial tenant as a result of a scheduled rent increase, as well as an increase in average rental rates of residential units, combined with a decrease in maintenance, interest, and amortization expense, partially offset by an increase in real estate taxes. Maintenance expense decreased due to extermination services performed to control a termite problem in 1996 which was not repeated in the 1997 period, and interest expense decreased due to the reduction in the loan balance on which interest is calculated. Amortization expense decreased due to organizational fees becoming fully amortized in the fourth quarter of 1996, and real estate taxes increased due to the expiration of a real estate tax abatement in 1996.

                     In the third quarter of 1997, Registrant incurred a loss of $58,000 at the Bakery Apartments, including $60,000 of depreciation and amortization expense compared to a loss of $96,000 including $63,000 of depreciation and amortization expense for the same period in 1996, and for the first nine months of 1997, Registrant incurred a loss of $123,000, including $180,000 of depreciation and amortization expense compared to a loss of $172,000, including $189,000 of depreciation and amortization expense for the same period in 1996. The decrease in the losses from both the third quarter and first nine months of 1997 to the same periods in 1996 is due to a decrease in maintenance, corporate apartment expense, interest, depreciation, and salaries and wages expense, partially offset by a decrease in rental income. Maintenance expense decreased due to the replacement of carpeting in several units and extermination services performed to control termites in 1996 which was not repeated in the 1997 period. Corporate apartment expense decreased due to lower rentals of corporate apartments, and interest expense decreased due to a decrease in the principal loan balance on which interest is calculated. Depreciation expense decreased due to certain fixed assets becoming fully depreciated in 1996, and salaries and wages expense decreased as a result of a reduction in the average occupancy of residential units. Rental income decreased due to a reduction in corporate apartment rentals and a decline in the average occupancy of residential units (93% to 92%) and (94% to 92%) for the third quarter and first nine months of 1997, respectively.

                  DIVERSIFIED HISTORIC INVESTORS 1990
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS

                                Assets

                                      September 30,1997        December 31, 1996
                                          (Unaudited)
Rental properties, at cost:
Land                                      $   248,856             $   248,856
Buildings and improvements                 10,911,845              10,896,321
Furniture and fixtures                        155,592                 155,592
                                           ----------              ----------
                                           11,316,293              11,300,769
Less - Accumulated depreciation            (3,095,733)             (2,755,349)
                                           ----------              ----------
                                            8,220,560               8,845,420

Cash and cash equivalents                      20,539                  33,160
Restricted cash                               111,229                  91,969
Accounts receivable                             9,170                  17,901
Other assets (net of amortization of
$258,394 and $228,521 at September 30,
1997 and December 31, 1996, respectively)      78,717                  83,070
                                           ----------              ----------
     Total                                $ 8,440,215             $ 8,711,520
                                           ==========              ==========

                   Liabilities and Partners' Equity

Liabilities:
Debt obligations                          $ 6,106,729             $ 6,154,278
Accounts payable:
       Trade                                  527,315                 482,016
       Related parties                        192,010                 148,010
Interest payable                              112,245                  91,435
Tenant security deposits                       59,517                  67,040
Other liabilities                              45,647                  52,524
                                           ----------              ----------
       Total liabilities                    7,043,463               6,995,303
                                           ----------              ----------
Minority interests                            454,760                 500,332

Partners' equity                              941,992               1,275,885
                                           ----------              ----------
       Total                              $ 8,440,215             $ 8,771,520
                                           ==========              ==========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS 1990
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 1997 and 1996
                              (Unaudited)

                                         Three months          Nine months
                                      ended September 30,  ended September 30,
                                       1997       1996       1997      1996
                                      ------     ------     ------    ------
Revenues:
 Rental income                      $263,186   $249,408  $ 808,545  $ 810,941
 Interest income                          36        783        182      1,891
                                     -------    -------   --------   --------
   Total revenues                    263,222    250,191    808,727    812,832

Costs and expenses:
 Rental operations                   140,377    156,137    381,387    395,780
 General and administrative           12,000     12,000     36,000     36,000
 Interest                            134,697    133,505    391,725    397,807
 Depreciation and amortization       123,555    126,791    369,888    380,375
                                     -------    -------  ---------  ---------
   Total costs and expenses          410,629    428,433  1,179,000  1,209,962
                                     -------    -------  ---------  ---------
Loss before minority interests      (147,407)  (178,242)  (370,273)  (397,130)
Minority interests' portion of loss   16,972     27,972     36,380     50,217
                                     -------    -------  ---------  ---------
Net loss                           ($130,435) ($150,270)($ 333,893)($ 346,913)
                                     =======    =======   ========   ========
Net loss per limited partnership unit:
   Loss before minority interests  ($  28.98) ($  35.05)($   72.80)($   78.08)
   Minority interests                   3.34       5.50       7.15       9.86
                                     -------    -------   --------   --------
                                   ($  25.64) ($  29.55)($   65.65)($   68.22)
                                     =======    =======   ========   ========

The accompanying notes are an integral part of thes financial statements.

                  DIVERSIFIED HISTORIC INVESTORS 1990
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Nine Months Ended September 30, 1997 and 1996
                              (Unaudited)

                                                         Nine months ended
                                                            September 30,
                                                         1997          1996
Cash flows from operating activities:                   ------        ------
 Net loss                                            ($333,893)     ($346,913)
 Adjustments to reconcile net loss to net cash
   provided by operating activities:
 Depreciation and amortization                         369,888        380,375
 Minority interest                                     (45,572)       (51,217)
 Changes in assets and liabilities:
 (Increase) decrease in restricted cash                (19,260)        22,058
 Decrease (increase) in accounts receivable              8,731         (9,467)
 Increase in other assets                              (25,151)        (2,757)
   Increase in accounts payable - trade                 45,299         87,294
   Increase in accounts payable - related parties       44,000          1,198
   Increase in interest payable                         20,810         50,139
 Decrease in other liabilities                          (6,877)       (32,188)
 Decrease in security deposits                          (7,523)        (3,802)
                                                       -------        -------
Net cash provided by operating activities               50,452         96,520
                                                       -------        -------
Cash flows from investing activities:
 Capital expenditures                                  (15,524)       (42,883)
                                                       -------        -------
Net cash used in investing activities                  (15,524)       (42,883)
                                                       -------        -------
Cash flows from financing activities:
 Principal payments                                    (47,549)       (51,025)
                                                       -------        -------
Net cash used in financing activities                  (47,549)       (51,025)
                                                       -------        -------
(Decrease) increase in cash and cash equivalents       (12,621)         2,612

Cash and cash equivalents at the beginning of the period33,160          5,116
                                                       -------        -------
Cash and cash equivalents at end of period            $ 20,539       $  7,728
                                                       =======        =======
Supplemental  Disclosure of Cash Flow Information:
   Cash paid for interest                             $370,915       $374,322

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS 1990
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors 1990 (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K of the Registrant, and notes thereto, for the year ended December 31, 1996.

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

               (b)  Reports on Form 8-K:

                    No reports were filed on Form 8-K during the quarter ended September 30, 1997.

                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 17, 1997      DIVERSIFIED HISTORIC INVESTORS 1990
      -----------------
                             By: Dover Historic Advisors 1990, General Partner

                                 By: EPK, Inc., Partner

                                     By: /s/ Donna M. Zanghi
                                         ----------------------------
                                         DONNA M. ZANGHI
                                         Vice President and Secretary