Form 10-K
period 1997-12-31
DIVERSIFIED HISTORIC INVESTORS 1990
filed 1998-04-23
CIK 859473

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

                               FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended           December 31, 1997
                          --------------------------------------------

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                    to
                               ------------------    -----------------
Commission file                     33-33093
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

                   UNITS OF LIMITED PARTNERSHIP INTEREST
----------------------------------------------------------------------
                           (Title of Class)

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

                                PART I

Item 1.        Business

               a.   General Development of Business

                    Diversified Historic Investors 1990 ("Registrant") is a limited partnership formed in 1989 under the Pennsylvania Uniform Limited Partnership Act. As of December 31, 1997, Registrant had outstanding 5,032 units of limited partnership interest (the "Units").

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

                      Since the Registrant's inception, all the properties acquired either by the Registrant, or the subsidiary partnerships in which it has an interest, have been rehabilitated and certified as historic structures and have received the related investment tax credit. In addition, one property (Jefferson Seymour) is a low-income housing structure which qualifies for, has received, and will continue to receive low income tax credits. All three properties are held for rental operations. At this time it is anticipated that all the properties will continue to be held for this purpose. At such time as the market for real estate of the type held by the Registrant improves and real property values begin to increase, the Registrant will re-evaluate its investment strategy regarding the properties.

                      As of December 31, 1997, Registrant owned interests in three properties, located in Connecticut (one), Virginia
(one), and Louisiana (one). In total, the properties contain 127 apartment units and 15,116 square feet ("sf") of commercial/retail space. As of December 31, 1997, 122 apartment units are under lease at monthly rental rates ranging from $210 to $2,170 and14,451 sf of the commercial/retail space is under lease at an annual rental rate of $2.97 per sf for the basement area to $16.51 per sf for the restaurant area. Rental of the apartments and commercial space is not expected to be seasonal. For a further discussion of the properties, see Item 2, Properties.

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

                d. Financial Information About Foreign and Domestic Operations and Export Sales.

                    See Item 8. Financial Statements and Supplementary
Data.

Item 2.        Properties

                 As   of  the  date  hereof,  Registrant  owned  three
properties, or interests therein. A summary description of each property held at December 31, 1997 is given below.

               a. Jefferson/Seymour - consists of 30 apartment units and 665 sf of commercial space at 94-96, 98-100 Jefferson Street and 134-138 Seymour Street in Hartford, Connecticut. In October 1990, the Registrant was admitted as a limited partner with a 99% interest in Jefferson Seymour Limited Partnership ("JSLP"), a Connecticut limited partnership, for a cash contribution of $1,417,000. One of the other
general   partners  also  contributed  $390,000  of   capital.    JSLP
subsequently capitalized $261,665 in acquisition costs related to  the
investment.   JSLP  acquired  and  rehabilitated  the  buildings   for
$3,288,665 ($129.48 per sf), including two mortgage notes payable in the original aggregate principal amount of $1,220,000. The first note payable of $300,000 (principal balance of $272,626 at December 31,
1997)  bears  interest at 1% and is due June 2010.   The  second  note
payable  of  $920,000 (principal balance of $747,819 at  December  31,
1997)  bears interest at the lender's cost of funds plus  2  1/2%.   The
loan was sold and the Registrant is in the process of negotiating payment terms with the new holder of the note.

                       The  property  is  managed  by  an  independent
property management firm. As of December 31, 1997, 29 residential apartments are under lease (97%) at monthly rents ranging from $375 to $608 per month. As of December 31, 1997, none of the 665 sf of commercial space is under lease, however 50% of the space was rented for four months during 1997 (17%). Every effort is being made at this time by the property management firm to rent the commercial space. All residential leases are renewable, one-year leases. The occupancy rate was 92% for 1996, 92% for 1995, 96% for 1994, and 98% for 1993.
The monthly rental range has been approximately the same since 1993. The occupancy for the commercial space was 46% for 1996, 50% for 1995, 100% for 1994, and 100% for 1993. The range for annual rents was $27.00 per sf for 1996, $27.00 per sf for 1995, $27.00 per sf for
1994, and $24.96 to $25.32 per sf for 1993. There are no contingent rentals included in income for the years ended December 31, 1997, 1996 and 1995. For tax purposes, this property has a basis of $2,447,665 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $26,374 which is based on an assessed value of $839,930 taxed at a rate of $3.140 per $100. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

                b. Shockoe Hearth Apartments - consists of 29 apartment units and 14,451 sf of commercial space at 1417-1423 East Cary Street in Richmond, Virginia. In December 1990, the Registrant was admitted with a 99% general partnership interest in Lawrence One General Partnership ("LOGP"), a Virginia general partnership, for a cash contribution of $800,000. LOGP subsequently capitalized $150,455 in acquisition costs relating to the investment. LOGP acquired and rehabilitated the property for $2,600,000 (excluding the capitalized costs, referred to above) ($90.49 sf), consisting of the equity contribution and $1,800,000 provided by a loan (principal balance of $1,725,581 at December 31, 1997) bearing interest at 10% and due February 2022. The loan was called by the lender in 1997. The Registrant is in the process of obtaining refinancing for the loan. The proposed refinancing has a principal balance of $1,799,000 bearing interest at 8% with principal and interest payments based on a 25 year amortization schedule, principal due in 2017.

                    The property is managed by an independent property management firm. As of December 31, 1997, all 29 of the apartments are under lease with rents ranging from $210 to $577 per month, and all of the commercial space is under lease by one tenant at annual rents ranging from $2.97 per sf for the basement area to $16.51 per sf for the restaurant area. All residential leases are renewable, one-year leases. The occupancy rate was 100% for 1996, 96% for 1995, 98% for 1994, and 100% for 1993. The monthly rental range has been approximately the same since 1993. The occupancy for the commercial space was 100% for 1996, 100% for 1995, 100% for 1994, and 100% for
1993. The range for annual rents was $2.80 to $16.00 per sf in 1996, $2.70 to $15.00 per sf in 1995, $16.68 per sf in 1994, and $14.40 to
$20.40 per sf for 1993. The commercial space is occupied by one tenant which operates as a restaurant and currently has a ten-year lease which expires February 14, 2003. The minimum rental is $138,000 per year. There are no contingent rentals included in income for the years ended December 31, 1997, 1996 and 1995. For tax purposes, this property has a basis of $2,490,950 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $24,453 which is based on an assessed value of $1,710,000 taxed at a rate of $1.430 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

                c. The Bakery Apartments - consists of 68 apartment units at 1111 South Peters Street in New Orleans, Louisiana. In March 1991, the Registrant acquired a 72.3% general partnership interest in The Bakery Apartments General Partnership ("BAGP"), a Louisiana general partnership which owns the property, for a cash contribution of $1,235,000. Affiliates of the Registrant simultaneously acquired 26.7% of the general partnership interests in BAGP for an aggregate cash contribution of $465,000. Registrant subsequently capitalized $242,040 in acquisition costs relating to the investment. BAGP acquired and rehabilitated the property for $5,029,000 ($65.18 per
sf). The rehabilitation of the property was financed in part with two loans, one for $3,135,000 (principal balance of $2,984,137 at December 31, 1997) and the other for $201,500 (principal balance of $194,273 at December 31, 1997). The first loan bears interest at 8.25%, with monthly principal and interest payments based on a 30 year amortization schedule, principal due in 1999. The second loan is from the general partner of BAGP and has the same terms as the first loan. In March 1991, a $175,000 collateral mortgage note (principal balance of $161,533 at December 31, 1997) was issued to the developer/partner for working capital advances. This note bears interest at 9% with payments based on available positive cash flow of the property. In order to satisfy certain credit requirements of the lender, the Registrant exchanged its general partnership interest for a limited partnership interest in a reconstituted partnership. However, the Registrant retained substantially the same rights and privileges as it had as a general partner. The property is managed by a property management firm which is an affiliate of the general partner of BAGP.

                     As of December 31, 1997, 64 units are under lease (94%) with rents ranging from $560 to $2,170. All leases are renewable, one-year leases. The occupancy rate was 95% for 1996, 100% for 1995, 93% for 1994, and 92% for 1993. The monthly rental range has been approximately the same since 1993. For tax purposes, this property has a basis of $3,381,856 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $11,677 which is based on an assessed value of $65,700 taxed at a rate of $17.773 per $100. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

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

                                PART II

Item  5.         Market  for  Registrant's Common Equity  and  Related
Stockholder Matters

                a.   There is no established public trading market for
the Units. Registrant does not anticipate any such market will develop. Trading in the Units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 60 units were transferred of record in 1997.

                b. As of December 31, 1997, there were 489 record holders of Units.

                c. Registrant did not declare any cash dividends in 1997 and 1996.

Item 6.        Selected Financial Data

                The following selected financial data are for the five years ended December 31, 1997. This data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                      1997        1996        1995        1994        1993

Rental income      $1,092,708  $1,081,821  $1,059,508  $1,026,467 $   998,697
Interest income           300       1,540       2,491       1,884       2,850
Net loss              450,509     496,109     469,528     482,279     476,136
Net loss per Unit       88.63       97.60       92.37       94.88       93.68
Total assets (net   8,351,689   8,771,520   9,244,523   9,755,227  10,299,756
  of depreciation
  and amortization)
Debt obligations    6,085,969   6,154,278   6,199,255   6,275,832   6,348,546

Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

               (1)  Liquidity

                     As of December 31, 1997, Registrant had cash of approximately $28,549. Such funds are expected to be used to pay liabilities and general and administrative expenses of Registrant and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                    As of December 31, 1997, Registrant had restricted cash of $95,609 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

               (3)  Results of Operations

                    During the fiscal year 1997, Registrant incurred a loss of $450,509 ($88.63 per limited partnership unit) compared to a loss of $496,109 ($97.60 per limited partnership unit) in 1996 and a loss of $469,528 ($92.37 per limited partnership unit) in 1995.

                     Rental income increased from $1,059,508 in 1995 to $1,081,821 in 1996 to $1,092,708 in 1997. The increase of rental income from 1996 to 1997 is due to an increase at Shockoe Hearth Apartments, partially offset by decreases at Jefferson Seymour and The Bakery Apartments. The increase in rental income at Shockoe Hearth Apartments was due to a scheduled rental increase for the sole commercial tenant and an increase in average residential rental rates. Rental income decreased at Jefferson Seymour due to lower average occupancy of residential units (92% to 89%), as well as lower average occupancy of commercial space (46% to 17%), and decreased at The Bakery Apartments due to lower average occupancy of residential and corporate apartment rental units (95% to 92%). The increase from 1995 to 1996 is due to an increase in rental income at Shockoe Hearth Apartments and Jefferson Seymour, partially offset by a decrease at The Bakery Apartments. The increase in rental income at Shockoe Hearth Apartments was due to an increase in the average occupancy of residential units (96% to 100%) combined with an increase in the rental income from the sole commercial tenant, and the increase at Jefferson Seymour is the result of higher average rental rates. The decrease at The Bakery Apartments was the result of a decrease in the average occupancy of residential and corporate apartment rentals (98% to 94%).

                     Expenses for rental operations increased from $463,926 in 1995 to $570,109 in 1996 and decreased to $534,794 in
1997. The decrease from 1996 to 1997 is due to a decrease in maintenance, corporate apartment expense, and insurance expense at The Bakery Apartments, combined with a decrease in utilities expense at Jefferson Seymour and a decrease in legal fees at Shockoe Hearth, partially offset by an increase in maintenance and bad debt expense at Jefferson Seymour, and an increase in maintenance expense at Shockoe Hearth, as well as an increase in salaries and wages expense at The Bakery Apartments (as discussed below).

                     The increase from 1995 to 1996 is due to an increase in maintenance expense at all three properties, as well as an increase in legal and real estate tax expense at Shockoe Hearth Apartments and salaries and wages expense at The Bakery Apartments, partially offset by a decrease in insurance expense at Jefferson Seymour and corporate apartment expense at The Bakery Apartments. Maintenance expense increased at Jefferson Seymour due to repairs and renovations made to several units, and increased at Shockoe Hearth and The Bakery Apartments due to extermination services performed to control a termite problem. Legal fees increased at Shockoe Hearth Apartments due to negotiations between property management and the commercial tenant, and real estate tax expense increased due to the expiration of a real estate tax abatement. Salaries and wages expense increased at The Bakery Apartments due to a reassessment of certain expenses by the management company, and insurance expense decreased at Jefferson Seymour due to a decrease in premiums. Corporate apartment expense decreased at The Bakery Apartments due to lower corporate apartment rentals.

                     Interest expense decreased from $546,273 in 1995 to $522,698 in 1996 and increased to $540,682 in 1997. The increase from 1996 to 1997 is due to an increase at The Bakery Apartments, partially offset by a decrease at Jefferson Seymour. Interest expense increased at The Bakery Apartments due to an adjustment made to properly calculate interest on the mortgage loan. Interest expense decreased at Jefferson Seymour due to the reduction of principal balances on which interest is calculated. The decrease from 1995 to 1996 is due to the accrual of additional interest in 1995 on amounts owed to an affiliate of the Registrant upon which interest had not been properly calculated.

                     Depreciation and amortization expense decreased from $516,745 in 1995 to $492,417 in 1996 and to $475,914 in 1997.
The decrease from 1996 to 1997 is the result of organizational fees becoming fully amortized in 1996 at Shockoe Hearth and certain fixed assets becoming fully depreciated in 1996 at The Bakery Apartments. The decrease from 1995 to 1996 is due to personal property becoming fully depreciated at The Bakery Apartments in 1995.

                     In 1997 losses of $422,000 were incurred at the Registrant's three properties compared to $476,000 in 1996 and $432,000 in 1995. A discussion of property operations/activities follows:

                    In 1997, Registrant incurred a loss of $152,000 at Jefferson/Seymour, including $128,000 of depreciation and amortization expense compared to a loss of $150,000 including $128,000 of depreciation and amortization expense in 1996 and a loss of $126,000 including $130,000 of depreciation and amortization expense in 1995. The increase in the loss from 1996 to 1997 is due to a decrease in rental income combined with an increase in maintenance and bad debt expense partially offset by a decrease in utilities and interest expense. Rental income decreased due to lower average occupancy of residential units (92% to 89%), as well as lower average occupancy of commercial space (46% to 17%). Maintenance expense increased due to new carpeting installed in several units as well as roofing repairs made at the property, and bad debt expense increased as a result of the write-off of tenant receivables that were deemed uncollectible. Utilities expense decreased due to a decline in the average occupancy of residential units, and interest expense decreased due to the reduction of principal balance on which interest expense is calculated. The increase in the loss from 1995 to 1996 is due to an increase in maintenance expense partially offset by an increase in rental income and a decrease in insurance expense. Maintenance expense increased due to the replacement of carpeting as well as repairs to heating systems in several units. Rental income increased due to higher average rental rates, while insurance expense decreased due to lower premiums.

                     In 1997, Registrant incurred a loss of $80,000 at Shockoe Hearth including $99,000 of depreciation and amortization expense compared to a loss of $115,000 including $103,000 of depreciation and amortization expense in 1996 and a loss of $127,000 including $103,000 of depreciation and amortization expense in 1995. The decrease in the loss from 1996 to 1997 is due to an increase in rental income combined with a decrease in legal fees and amortization expense, partially offset an increase in maintenance expense. Rental income increased as a result of a scheduled rent increase for the sole commercial tenant, as well as an increase in average rental rates of residential units. Legal fees decreased since negotiations between the property management and the sole commercial tenant were completed in 1996. Amortization decreased due to organizational fees becoming fully amortized in the fourth quarter of 1996. Maintenance expense increased as a result of roofing repairs completed at the property. The decrease in the loss from 1995 to 1996 is the result of an increase in rental income partially offset by an increase in maintenance expense, legal fees, and real estate taxes. The increase in rental income is due to higher average occupancy of residential rentals (96% to 100%) combined with an increase in the rental income from the sole commercial tenant. Maintenance expense increased due to extermination services performed to control a termite problem, and legal fees increased as a result of negotiations between property management and the commercial tenant. Real estate taxes increased due to the expiration of a real estate tax abatement in 1996 which caused the assessment value of the property to increase from $271,972 in 1995 to $1,710,000 in 1996 which resulted in an increase in the real estate taxes from $3,930 in 1995 to $23,987 in 1996.

                    In 1997, Registrant incurred a loss of $190,000 at the Bakery including $223,000 of depreciation and amortization expense compared to a loss of $211,000 including $236,000 of depreciation and amortization expense in 1996 and a loss of $179,000 including $252,000 of depreciation and amortization expense in 1995. The decrease in the loss from 1996 to 1997 is due to a decrease in maintenance, corporate apartment expense, depreciation, and insurance expense, partially offset by a decrease in rental income and an increase in interest expense and salaries and wages expense. Maintenance expense decreased due to the replacement of carpeting in several units and extermination services performed in 1996 which were not repeated in 1997. Corporate apartment expense decreased due to lower rentals of corporate apartments, and depreciation expense decreased due to certain fixed assets becoming fully depreciated in 1996. Insurance expense decreased due to lower premiums, and rental income decreased due to lower average occupancy of residential units (95% to 92%). Interest expense increased due to an adjustment made to properly calculate interest on the mortgage loan, and salaries and wages expense increased due to an increase in the salary of the property manager, partially offset by a decrease in the wages of the maintenance personnel. The increase in the loss from 1995 to 1996 is the result of a decrease in rental income combined with an increase in maintenance and salaries and wages expense, partially offset by a decrease in interest expense and corporate apartment expense. The decrease in rental income is due to a decrease in the average occupancy of residential units and corporate apartments (98% to 94%). Maintenance expense increased due to the replacement of carpeting in several units and extermination services performed to control the termites which are prevalent in the New Orleans area. Salaries and wages expense increased due to a reassessment of certain expenses by the management company. Interest expense decreased due to the accrual of interest in 1995 on amounts owed to an affiliate of the Registrant upon which interest had not been properly calculated. Corporate apartment expense decreased due to lower corporate apartment rentals.

Item 8.        Financial Statements and Supplementary Data

               Registrant is not required to furnish the supplementary financial information referred to in Item 302 of Regulation S-K.

                     Independent Auditor's Report

To the Partners of
Diversified Historic Investors 1990

We have audited the accompanying consolidated balance sheets of Diversified Historic Investors 1990 (a Pennsylvania Limited Partnership) and its subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, changes in partners' equity and cash flows for the years ended December 31, 1997, 1996, and 1995. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of The Bakery Apartments General Partnership, which statements reflect total assets of $3,705,621 and $3,943,320, as of December 31, 1997 and 1996,
respectively, and total revenues of $625,890 and $629,206, respectively for the years then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for The Bakery Apartments General Partnership is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversified Historic Investors 1990 as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1997, 1996, and 1995 in conformity with generally accepted accounting principles.

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


Gross, Kreger & Passio, L.L.C.
Philadelphia, Pennsylvania
March 2, 1998

                     Independent Auditor's Report


To the Partners of
The Bakery Apartments Limited Partnership

We have audited the accompanying balance sheets of The Bakery Apartments Limited Partnership, for December 31, 1997 and 1996 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Bakery Apartments Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Pailet, Meunier and LeBlanc, L.L.P.
Metairie, Louisiana
January 30, 1998

                  DIVERSIFIED HISTORIC INVESTORS 1990
                        (a limited partnership)

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                   AND FINANCIAL STATEMENT SCHEDULES


Consolidated financial statements:                                  Page

     Consolidated Balance Sheets at December 31, 1997 and 1996       14

     Consolidated  Statements of Operations for the Years Ended
       December  31,  1997, 1996, and 1995                           15

     Consolidated  Statements  of Changes in Partners' Equity
       for  the  Years  Ended  December 31, 1997, 1996, and 1995     16

     Consolidated  Statements of Cash Flows for the Years Ended
       December  31,  1997, 1996, and 1995                           17

     Notes to consolidated financial statements                    18-23

Financial statement schedules:

     Schedule XI - Real Estate and Accumulated Depreciation          25

     Notes to Schedule XI                                            26



All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                  DIVERSIFIED HISTORIC INVESTORS 1990
                        (a limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      December 31, 1997 and 1996

                                Assets

                                                    1997              1996
Rental properties at cost:
   Land                                         $   248,856       $   248,856
   Buildings and improvements                    10,915,625        10,896,321
   Furniture and fixtures                           155,592           155,592
                                                 ----------        ----------
                                                 11,320,073        11,300,769
   Less - accumulated depreciation               (3,195,801)       (2,755,349)
                                                 ----------        ----------
                                                  8,124,272         8,545,420

Cash and cash equivalents                            28,549            33,160
Restricted cash                                      95,609            91,969
Accounts receivable                                  24,505            17,901
Other assets (net of accumulated
   amortization of $264,054 and $228,889)            79,944            83,070
                                                 ----------        ----------
               Total                            $ 8,352,879       $ 8,771,520
                                                 ==========        ==========

                                 Liabilities and Partners' Equity

Liabilities:
   Debt obligations                             $ 6,085,969       $ 6,154,278
   Accounts payable:
        Trade                                       579,708           482,016
        Related parties                             192,796           148,010
   Interest payable                                 125,670            91,435
   Tenant security deposits                          61,038            67,040
   Other liabilities                                 37,864            52,524
                                                 ----------        ----------

               Total liabilities                  7,083,045         6,995,303
                                                 ----------        ----------
Minority interests                                  444,459           500,332

Partners' equity                                    825,375         1,275,885
                                                 ----------        ----------
               Total                            $ 8,352,879       $ 8,771,520
                                                 ==========        ==========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS 1990
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS

         For the Years Ended December 31, 1997, 1996 and 1995

                                          1997           1996          1995

Revenues:
   Rental income                       $1,092,708     $1,081,821    $1,059,508
   Interest income                            300          1,540         2,491
                                        ---------      ---------     ---------
            Total revenues              1,093,008      1,083,361     1,061,999
                                        ---------      ---------     ---------
Costs and expenses:
   Rental operations                      534,794        570,109       463,926
   General and administrative              48,000         56,030        57,129
   Interest                               540,682        522,698       546,273
   Depreciation and amortization          475,914        492,417       516,745
                                        ---------      ---------     ---------
            Total costs and expenses    1,599,390      1,641,254     1,584,073
                                        ---------      ---------     ---------
Loss before minority interests           (506,382)      (557,893)     (522,074)

Minority interests' portion of loss        55,873         61,784        52,546
                                        ---------      ---------     ---------
Net loss                              ($  450,509)   ($  496,109)  ($  469,528)
                                        =========      =========     =========
Net loss per limited partnership unit:
      Loss before minority interests  ($    99.62)   ($   109.75)  ($   102.71)
      Minority interests                    10.99          12.15         10.34
                                        ---------      ---------     ---------
                                      ($    88.63)   ($    97.60)  ($    92.37)
                                        =========      =========     =========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS 1990
                        (a limited partnership)

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY

         For the Years Ended December 31, 1997, 1996 and 1995


                                          Diversified
                                            Historic
                                            Advisors      Limited
                                            1990 (1)   Partners (2)     Total

Percentage participation in profit or loss     1%          99%           100%

Balance at December 31, 1994               ($11,617)   $2,253,139   $2,241,522
Net loss                                     (4,695)     (464,833)    (469,528)
                                             ------     ---------    ---------
Balance at December 31, 1995                (16,312)    1,788,306    1,771,994
Net loss                                     (4,961)     (491,148)    (496,109)
                                             ------     ---------    ---------
Balance at December 31, 1996                (21,273)    1,297,158    1,275,885
Net loss                                     (4,505)     (446,004)    (450,509)
                                             ------     ---------    ---------
Balance at December 31, 1997               ($25,778)   $  851,154   $  825,376
                                             ======     =========    =========



(1)    General Partner.

(2) 5,032 limited partnership units outstanding at December 31, 1997, 1996, and 1995.

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS 1990
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

         For the Years Ended December 31, 1997, 1996 and 1995

                                                   1997       1996       1995

Cash flows from operating activities:
   Net loss                                     ($450,509) ($496,109) ($469,528)
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
Depreciation and amortization                     475,914    492,417    516,745
Minority Interests                                (55,873)   (61,784)   (58,604)
Changes in assets and liabilities:
   (Increase) decrease in restricted cash          (3,640)    54,346     (1,835)
   Increase in accounts receivable                 (6,604)    (7,736)      (544)
   (Increase) decrease  in other assets           (32,337)       672      2,016
   Increase in accounts payable - trade            97,692     67,786     47,260
   Increase in accounts payable - related parties  44,786         76     29,741
   Increase (decrease) in interest payable         34,235     68,139    (12,128)
   (Decrease) increase in tenant security deposits (6,002)     3,911      6,045
   (Decrease) increase in other liabilities       (14,660)    (9,128)    22,171
      Net cash provided by operating              -------    -------    -------
      activities                                   83,002    112,590     81,339
                                                  -------    -------    -------
Cash flows from investing activities:
   Capital expenditures                           (19,304)   (39,569)   (13,050)
                                                  -------    -------    -------
      Net cash used in investing activities:      (19,304)   (39,569)   (13,050)
                                                  -------    -------    -------
Cash flows from financing activities:
   Payments of principal under debt obligations   (68,309)   (44,977)   (76,577)
                                                  -------    -------    -------
      Net cash used in financing activities:      (68,309)   (44,977)   (76,577)
                                                  -------    -------    -------
(Decrease) increase in cash and cash equivalents   (4,611)    28,044     (8,288)
Cash and cash equivalents at beginning of year     33,160      5,116     13,404
                                                  -------    -------    -------
Cash and cash equivalents at end of year         $ 28,549   $ 33,160   $  5,116
                                                  =======    =======    =======
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for interest        $506,447   $454,559   $517,739

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

3.     Net Loss Per Limited Partnership Unit

The net loss per limited partnership unit is based on the weighted average number of limited partnership units outstanding during the period (5,032 in 1997, 1996, and 1995).

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

NOTE D - TRANSACTIONS WITH RELATED PARTIES

Included in Accounts Payable - Related Party was $192,796 and $148,010 at December 31, 1997 and 1996, respectively, owed to the co-general partners of the Partnership's Ventures, for additional amounts advanced for working capital needs. These advances are non-interest bearing and will be paid out of available cash flow from the property.

NOTE E - LEASES

The Partnership's leases with commercial tenants are classified as operating leases. Leases are generally for a period of three to five years and provide for a fixed base rent plus contingent rents based on level of sales and sharing of certain operating costs.

Minimum future commercial rentals on operating leases as of December 31, 1997 are as follows:

                          1998            $147,906
                          1999             154,852
                          2000             162,145
                          2001             177,480
                          2002             185,417

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

NOTE G - DEBT OBLIGATIONS

Debt obligations were as follows:
                                                              December 31,
                                                           1997        1996
                                                          ------      ------
Mortgage loan; interest at 8% until January 1996 when   $  747,819  $  756,566
interest resets based on a specified index; monthly payments of $7,102 based on a 25 year amortization;
collateralized by the related rental property (A)

Note payable; interest at 1%; monthly payments of          272,626     272,626
principal and interest of $1,380; based on a 20-year amortization schedule; due 2010

Mortgage loan; interest at the Fidelity Federal Savings  1,725,581   1,741,781
Bank prime plus 1.5% with a minimum of 10% and a maximum of 15% (10% at December 31, 1997 and 1996) based on a 30-year amortization schedule; callable by the lender in 1997; principal due February 1, 2022; collateralized by the related rental property (B)

Mortgage loan; interest at 8.25%; monthly payments of    2,984,137   3,018,995
$23,552 based on a 30-year amortization schedule, collateralized by the related rental property; due
November 1999

Note payable to developer; interest at 9%; payments        161,533     169,386
based on positive cash flow of the property

Note payable to developer; interest at 8.25%; monthly
payments of $1,514 based on a 30-year amortization
schedule; collateralized by the related rental property;
due November 1999                                          194,273     194,924
                                                         ---------   ---------
                                                        $6,085,969  $6,154,278
                                                         =========   =========

(A) The mortgage was sold in 1997. The partnership is in the process of negotiating payment terms with the new holder of the note.

(B)    The  lender called the note in 1997.  The Partnership is in  the
       process   of  refinancing  the  mortgage  loan.   The  proposed
       refinancing has a principal balance of $1,799,000 bearing interest at 8% and will be due in 2017.

Maturities of debt obligations at December 31, 1997, are as follows:

                    Year Ending December 31,

                          1998                   $1,082,007
                          1999                    3,169,344
                          2000                       30,439
                          2001                       33,626
                          2002                       37,147
                          Thereafter              1,733,406
                                                  ---------
                                                 $6,085,969
                                                  =========

NOTE H - INCOME TAX BASIS RECONCILIATION

Certain items enter into the determination of the results of operations in different time periods for financial reporting ("book") purposes and for income tax ("tax") purposes. The reconciliation of net loss and partners' equity follows:

                                             For the Years Ended December 31,
                                            1997          1996           1995
                                           ------        ------         ------
Net loss - book                         ($  450,509)  ($  496,109)  ($  469,528)
Excess of book over tax depreciation        134,039       160,384       185,200
Other timing differences                      1,759        (1,379)        3,484
Minority Interest                           (15,699)      (21,621)      (31,983)
                                          ---------     ---------     ---------
Net loss - tax                          ($  330,410)  ($  358,725)  ($  312,827)
                                          =========     =========     =========

Partners' equity - book                  $  825,376    $1,275,885    $1,771,994
Costs of issuance                           638,660       638,660       638,660
Cumulative book over tax loss               504,000       383,901       246,517
Basis reduction                          (1,565,104)   (1,565,104)   (1,565,104)
                                          ---------     ---------     ---------
Partners' equity - tax                   $  402,932    $  733,342    $1,092,067
                                          =========     =========     =========

                       SUPPLEMENTAL INFORMATION

                  DIVERSIFIED HISTORIC INVESTORS 1990
                        (a limited partnership)

        SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                           DECEMBER 31, 1997

                                                                        Costs
                                                                     Capitalized
                                                                   Subsequent to
                                                                    Acquisition
                                        Initial Cost
                                        to Partnership
                                             (b)

                                                   Buildings and
Description (a)         Encumbrances     Land      Improvements     Improvements
                            (e)

30 unit apartments
and 665 square feet
of commercial space
in Hartford, CT          $1,020,445        -        $3,027,000        $261,665

29 unit apartments
and 14,451 square feet
of commercial space
in Richmond, VA           1,725,581     186,381      2,287,980         353,425

68 unit apartments in
New Orleans, LA           3,339,943      62,475      5,103,816          37,331
                          ---------     -------     ----------         -------
                         $6,085,969    $248,856    $10,418,796        $652,421
                          =========     =======     ==========         =======

                        Gross Amount at which
                       Carried at December 31,
                                1997


                                   Buildings
                                      and               Accum. Date of   Date
Description (a)          Land     Improvements  Total    Depr. Constr.  Acquired
                                                (b)(c)  (c)(d)   (d)       (a)

30 unit apartments
and 665 square feet
of commercial space
in Hartford, CT                    $3,288,665 $3,288,665 $1,012,554 1990  1990

29 unit apartments
and 14,451 square feet
of commercial space
in Richmond, VA          186,381    2,641,405  2,827,786    729,748 1990  1990

68 unit apartments in
New Orleans, LA           62,475    5,141,147  5,203,622  1,453,499 1991  1991
                         -------   ---------- ----------  ---------
                        $248,856  $11,071,217$11,320,073 $3,195,801
                         =======   ========== ==========  =========

                  DIVERSIFIED HISTORIC INVESTORS 1990
                        (a limited partnership)

                         NOTES TO SCHEDULE XI

                           December 31, 1997

(A) All properties are certified historic structures as defined in the Internal Revenue Code. The "date of construction" refers to the period in which such properties are rehabilitated.

(B) The aggregate cost of real estate owned at December 31, 1997, for Federal income tax purposes is approximately $8,320,471. However, the depreciable basis of buildings and improvements is reduced for Federal income tax purposes by the investment tax credit and the historic rehabilitation credit obtained.

(C)    Reconciliation of real estate:

                                             1997         1996         1995
                                            ------       ------       ------
Balance at beginning of year             $11,300,769  $11,261,200  $11,248,150
Additions during the year:
   Improvements                               19,304       39,569       13,050
                                          ----------   ----------   ----------
Balance at end of year                   $11,320,073  $11,300,769  $11,261,200
                                          ==========   ==========   ==========

Reconciliation of accumulated depreciation:
Balance at beginning of year             $ 2,755,349  $ 2,301,499  $ 1,834,659
Depreciation expense for the year            440,452      453,850      466,840
                                          ----------   ----------   ----------
Balance at end of year                   $ 3,195,801  $ 2,755,349  $ 2,301,499
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

                       Donna M. Zanghi (age 41) was appointed Secretary/Treasurer of Dover Advisors and Secretary/Treasurer of DHP, Inc. on June 15, 1993. She is also a Director and Secretary/Treasurer of D, LTD. She has been associated with Dover Advisors and its affiliates since 1984 except for the period from December 1986 to June 1989 and the period from November 1, 1992 to June 14, 1993.

                     Michele F. Rudoi, (age 33) was appointed on January 27, 1993 as Assistant Secretary of Dover Advisors, D, LTD and DHP, Inc. and Director of D, LTD.

                     Jacqueline D. Reichman was appointed on May 11, 1994 as a partner of DoHA-1990. Ms. Reichman and her affiliates have extensive experience in real estate related ventures.

Item 11.       Executive Compensation

               a. Cash Compensation - The Registrant did not pay any cash compensation during 1997.

               b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 1997, or is proposed to be paid or distributed in the future, to DoHA-1990, any partner therein, or any person named in paragraph c. of Item 10 of this report.

                c. Other Compensation - No compensation not referred to in paragraph a. or paragraph b. of this Item was paid or distributed during 1997 to DoHA-1990, any partner therein, or any person named in paragraph c. of Item 10.

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

Item 13.       Certain Relationships and Related Transactions

               Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DoHA-1990 is entitled to 10% of Registrant's distributable cash from operations in each year. There was no such share allocable to DoHA-1990 for fiscal years 1995 to 1997.

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

                                PART IV

Item 14. (A)   Exhibits, Financial Statement Schedules and Reports  on
Form 8-K.

               1.   Financial Statements:

                    a. Consolidated Balance Sheets at December 31, 1997 and 1996.

                    b. Consolidated Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995.

                    c. Consolidated Statements of Changes in Partners' Equity for the Years Ended December 31, 1997, 1996 and 1995.

                    d. Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995.

                    e.  Notes to consolidated Financial Statements.

                2.  Financial statement schedules:

                    a.  Schedule XI - Real Estate and Accumulated Depreciation.

                    b.  Notes to Schedule XI.

                3.  Exhibits:

                    (a)  Exhibit        Number
                         Number

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

                            21          Subsidiaries   of  the  Registrant   are
                                        listed in Item 2. Properties of this Form 10-K.

                     (b)    Reports on Form 8-K:

                            No reports were filed on Form 8-K during the quarter ended December 31, 1997.

                     (c)    Exhibits:
                            See  Item  14  (A)(3) above.

                              SIGNATURES

        Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DIVERSIFIED HISTORIC INVESTORS 1990

Date:  April 20, 1998         By: Dover Historic Advisors 1990,
       --------------             General Partner

                                  By: Dover Historic Advisors, Inc., Ptr.

                                      By:  /s/ Jacqueline D. Reichman
                                           --------------------------
                                           JACQUELINE D. REICHMAN
                                           Partner

                                      By:   /s/ Michele F. Rudoi
                                            --------------------------
                                            MICHELE F. RUDOI,
                                            Assistant Secretary

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

             Signature                       Capacity              Date

DOVER HISTORIC ADVISORS 1990              General Partner

By: Dover Historic Advisors, Inc., Partner

    By:    /s/ Jacqueline D. Reichman                       April 20, 1998
           --------------------------                       --------------
           JACQUELINE D. REICHMAN
           Partner

    By:    /s/ Michele F. Rudoi                             April 20, 1998
           ---------------------------                      --------------
           MICHELE F. RUDOI,
           Assistant Secretary