Form 10-Q
period 1998-03-31
DIVERSIFIED HISTORIC INVESTORS 1990
filed 1998-05-28
CIK 859473

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1998
                               ---------------------------------------
                                  or

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________

Commission file number                     33-33093
                       -----------------------------------------------
                     DIVERSIFIED HISTORIC INVESTORS 1990
----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

       Pennsylvania                                        23-2604695
-------------------------------                    -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization                      Identification No.)

              1609 Walnut Street, Philadelphia, PA  19103
----------------------------------------------------------------------
     (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code  (215) 557-9800

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

                    PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

             Consolidated Balance Sheets - March 31, 1998 (unaudited) and December 31, 1997
             Consolidated Statements of Operations - Three Months Ended March 31, 1998 and 1997 (unaudited)
             Consolidated Statements of Cash Flows - Three Months Ended March 31, 1998 and 1997 (unaudited)
             Notes to Consolidated Financial Statements  (unaudited)

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

               (1)  Liquidity

                     As of March 31, 1998, Registrant had cash of $18,560. Such funds are expected to be used to pay liabilities and general and administrative expenses of Registrant, and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                     As of March 31, 1998, Registrant had restricted cash of $95,001 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

               (3)  Results of Operations

                     During the first quarter of 1998, Registrant incurred a net loss of $107,372 ($21.12 per limited partnership unit) compared to a net loss of $90,208 ($17.75 per limited partnership unit) for the same period in 1997.

                     Rental income increased $739 from $277,352 in the first quarter of 1997 to $278,091 in the same period in 1998. The increase is the result of an increase at Shockoe Hearth Apartments resulting from an increase in the average rental rates partially offset by a decrease in rental income at The Bakery Apartments due to a decline in corporate apartment rentals.

                      Expenses for rental operations increased by $28,030 from $113,655 in the first quarter of 1997 to $141,685 in the same period in 1998 due to an increase in maintenance expense at The Bakery Apartments and an increase in maintenance and utilities expense at Jefferson Seymour partially offset by a decrease in corporate apartment expense at The Bakery Apartments. Maintenance expense at The Bakery Apartments increased as a result of repairs to the roof in the first quarter of 1998. At Jefferson Seymour, maintenance expense increased due to deferred maintenance performed at the property in the first quarter of 1998 and utilities expense increased due to an increase in the consumption levels at the property. Corporate apartments expense at The Bakery Apartments decreased due to the decrease in the rental of the corporate apartments.

                     Depreciation and amortization expense decreased $5,488 from $123,167 in the first quarter of 1997 to $117,679 in the same period in 1998. The decrease from the first quarter of 1997 to the first quarter in 1998 is due to personal property becoming fully depreciated at The Bakery Apartments.

                      Losses  incurred  during  the  quarter  at   the
Registrant's three properties amounted to $101,000, compared to a loss of approximately $80,000 for the same period in 1997.

                     In the first quarter of 1998, Registrant incurred a loss of $52,000 at Jefferson Seymour including $31,000 of depreciation and amortization expense, compared to a loss of $31,000 in the first quarter of 1997, including $32,000 of depreciation and amortization expense. The increase in the loss from the first quarter of 1997 to the same period in 1998 is due to an increase in maintenance and utilities expense. Maintenance expense increased due to deferred maintenance performed at the property in the first quarter of 1998 and utilities expense increased due to an increase in the consumption levels at the property.

                     In the first quarter of 1998, Registrant incurred a loss of $8,000 at Shockoe Hearth, including $25,000 of depreciation and amortization expense, compared to a loss of $15,000 including $25,000 of depreciation and amortization expense in the first quarter of 1997. The decrease in the loss from the first quarter of 1997 to the same period in 1998 is due to an increase in the rental income due to an increase in the average rental rates combined with a decrease in interest expense due to a scheduled decrease in the interest rate of the indebtedness encumbering the property.

                     In the first quarter of 1998, Registrant incurred a loss of $41,000 at The Bakery Apartments, including $56,000 of depreciation and amortization expense compared to a loss of $34,000 including $60,000 of depreciation and amortization expense in the first quarter of 1997. The increase in the loss from the first quarter of 1997 to the same period in 1998 is due to a decrease in rental income and an increase in maintenance expense partially offset by a decrease in depreciation and corporate apartments expense. Rental income decreased due to a decline in the rental of corporate apartments. Maintenance expense increased as a result of repairs to the roof in the first quarter of 1998. Depreciation expense decreased to personal property becoming fully depreciated. Corporate apartments expense decreased due to the decrease in the rental of the corporate apartments.

                  DIVERSIFIED HISTORIC INVESTORS 1990
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS

                                Assets

                                         March 31, 1998        December 31, 1997
                                            (Unaudited)
Rental properties, at cost:
Land                                      $   248,856             $   248,856
Buildings and improvements                 10,915,625              10,915,625
Furniture and fixtures                        155,592                 155,592
                                           ----------              ----------
                                           11,320,073              11,320,073
Less - accumulated depreciation            (3,305,913)             (3,195,801)
                                           ----------              ----------
                                            8,014,160               8,124,272

Cash and cash equivalents                      18,560                  28,549
Restricted cash                                95,001                  95,609
Accounts receivable                            22,049                  24,505
Other assets (net ofamortization of
$272,621 and $264,054 at March 31, 1998
and December 31, 1997, respectively)           91,669                  79,944
                                           ----------              ----------
     Total                                $ 8,241,439             $ 8,352,879
                                           ==========              ==========

                   Liabilities and Partners' Equity

Liabilities:
Debt obligations                          $ 6,047,197             $ 6,085,969
Accounts payable:
       Trade                                  577,930                 579,708
       Related parties                        193,796                 192,796
Interest payable                              182,134                 125,670
Tenant security deposits                       63,196                  61,038
Other liabilities                              26,981                  37,864
                                           ----------              ----------
       Total liabilities                    7,091,234               7,083,045
                                           ----------              ----------
 Minority interests                           432,202                 444,459

Partners' equity                              718,003                 825,375
                                           ----------              ----------
       Total                              $ 8,241,439             $ 8,352,879
                                           ==========              ==========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS 1990
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three Months Ended March 31, 1998 and 1997
                              (Unaudited)


                                           Three months            Three months
                                              ended                    ended
                                             March 31,               March 31,
                                               1998                     1997
Revenues:
Rental income                                $278,091                $277,352
Interest income                                     0                      23
                                              -------                 -------
       Total revenues                         278,091                 277,375
                                              -------                 -------
Costs and expenses:
Rental operations                             141,685                 113,655
General and administrative                     12,000                  12,000
Interest                                      126,356                 128,744
Depreciation and amortization                 117,679                 123,167
                                              -------                 -------
       Total costs and expenses               397,720                 377,566
                                              -------                 -------
Loss before minority interests               (119,629)               (110,191)

Minority interests' portion of loss            12,257                   9,983
                                              -------                 -------
Net loss                                    ($107,372)              ($ 90,208)
                                              =======                 =======

Net loss per limited partnership unit       ($  21.12)              ($  17.75)
                                              =======                 =======

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS 1990
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Three Months Ended March 31, 1998 and 1997
                              (Unaudited)

                                                         Three months ended
                                                               March 31,
                                                        1998           1997
Cash flows from operating activities:
 Net loss                                            ($107,372)     ($ 90,208)
 Adjustments to reconcile net loss to net
 cash provided by operating activities:
 Depreciation and amortization                         117,679        123,167
 Minority interest                                     (12,257)        (9,983)
 Changes in assets and liabilities:
 Decrease (increase) decrease in restricted cash           608         (5,006)
 Decrease (increase) in accounts receivable              2,456         (3,912)
 Increase in other assets                              (19,292)        (7,335)
   (Decrease) increase accounts payable - trade         (1,778)        15,701
   Increase in accounts payable -  related parties       1,000              0
   Increase in interest payable                         56,464          4,035
 Increase in other liabilities                           2,158             62
 Decrease in security deposits                         (10,883)        (3,805)
                                                       -------        -------
Net cash provided by operating activities               28,783         22,716
                                                       -------        -------
Cash flows from investing activities:
 Capital expenditures                                        0         (3,100)
                                                       -------        -------
Net cash used in investing activities                        0         (3,100)
                                                       -------        -------
Cash flows from financing activities:
 Principal payments                                    (38,772)       (15,855)
                                                       -------        -------
Net cash used in financing activities                  (38,772)       (15,855)
                                                       -------        -------
(Decrease) increase in cash and cash equivalents        (9,989)         3,761

Cash and cash equivalents at beginning of period        28,549         33,160
                                                       -------        -------
Cash and cash equivalents at end of period            $ 18,560       $ 36,921
                                                       =======        =======

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS 1990
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors 1990 (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K of the Registrant, and notes thereto, for the year ended December 31, 1997.

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

               (b)  Reports on Form 8-K:

                    No reports were filed on Form 8-K during the quarter ended March 31, 1998.

                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 29, 1998         DIVERSIFIED HISTORIC INVESTORS 1990

                            By: Dover Historic Advisors 1990, General Partner

                                By: /s/ Jacqueline D. Reichman
                                    --------------------------
                                    JACQUELINE D. REICHMAN
                                    Partner