Form 10-Q
period 1998-06-30
DIVERSIFIED HISTORIC INVESTORS 1990
filed 1998-08-27
CIK 859473

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 1998
                               ---------------------------------------
                                  or

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

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

                    PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

             Consolidated Balance Sheets - June 30, 1998 (unaudited) and December 31, 1997
             Consolidated Statements of Operations - Three Months and Six Months Ended June 30, 1998 and 1997 (unaudited) Consolidated Statements of Cash Flows - Six Months Ended June 30, 1998 and 1997 (unaudited)
             Notes to Consolidated Financial Statements  (unaudited)

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

               (1)  Liquidity

                     As  of  June  30, 1998, Registrant  had  cash  of
$78,552. Such funds are expected to be used to pay liabilities of Registrant and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                     As of June 30, 1998, Registrant had restricted cash of $95,297 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

               (3)  Results of Operations

                     During the second quarter of 1998, Registrant incurred a net loss of $87,777 ($17.27 per limited partnership unit) compared to a net loss of $113,251 ($22.27 per limited partnership unit) for the same period in 1997. For the first six months of 1998, the Registrant incurred a net loss of $195,149 ($38.39 per limited partnership unit) compared to a net loss of $203,458 ($40.01 per limited partnership unit) for the same period in 1997.

                     Rental income decreased $921 from $268,007 in the second quarter of 1997 to $267,086 in the same period in 1998 and decreased $182 from $545,359 for the first six months of 1997 to $545,177 for the same period in 1998 due to a decrease in rental income at The Bakery Apartments partially offset by an increase at Shockoe Hearth Apartments. The decrease at The Bakery Apartments is due to a reduction in corporate apartment rentals and the increase at Shockoe Hearth Apartments is due to an increase in the average rental rates of the residential units.

                      Expenses for rental operations decreased by $10,116 from $127,353 in the second quarter of 1997 to $117,237 in the same period in 1998 due to a decrease in utilities and maintenance expense at Jefferson Seymour, a decrease in corporate apartments expense at the Bakery Apartments partially offset by an increase in real estate taxes at Shockoe Hearth. At Jefferson Seymour, utility expense decreased due to a decrease in the consumption levels at the property and maintenance expense decreased due to new carpeting installed in several units and roofing repairs at the property in the first six months of 1997. At the Bakery Apartments, corporate apartments expense decreased due to the decrease in the rental of the corporate apartments. At Shockoe Hearth, real estate taxes increased due to the expiration of a real estate tax abatement in 1997 which caused an increase in the assessed value of the property.

                     Expenses for rental operations increased $17,914 from $241,008 for the first six months of 1997 to $258,922 for the same period in 1998 due to an increase in real estate taxes at Shockoe Hearth and an increase in maintenance expense at the Bakery Apartments partially offset by a decrease in corporate apartments expense at the Bakery Apartments and a decrease in utilities and maintenance expense at Jefferson Seymour. At Shockoe Hearth, real estate taxes increased due to the expiration of a real estate tax abatement in 1997 which caused an increase in the assessed value of the property. At the Bakery Apartments, maintenance expense increased as a result of repairs to the roof in the first quarter of 1998 and corporate apartments expense decreased due to the decrease in the rental of the corporate apartments. At Jefferson Seymour, utility expense decreased due to a decrease in the consumption levels at the property and maintenance expense decreased due to new carpeting installed in several units and roofing repairs at the property in the first six months of 1997.

                    Interest expense decreased $8,172 from $128,284 in second quarter of 1997 to $120,112 in the same period of 1998 and decreased $10,560 from $257,028 in the first six months of 1997 to $246,468 in the same period of 1998 mainly due to a refinancing of the first mortgage at Shockoe Hearth Apartments in May 1998 which lowered the interest rate from 10% to 8%.

                     Depreciation and amortization expense decreased $6,138 from $123,167 in the second quarter of 1997 to $117,029 in the same period in 1998 and decreased $11,625 from $246,333 for the first six months of 1997 to $234,708 in the same period in 1998 due to certain assets becoming fully depreciated at The Bakery Apartments and organizational fees becoming fully amortized in the first quarter of 1998 at Jefferson Seymour.

                     Losses incurred during the second quarter at the Registrant's three properties amounted to $81,000, compared to a loss of approximately $104,000 for the same period in 1997. For the first six months of 1998, the Registrant's properties recognized a loss of $182,000, compared to approximately $184,000 for the same period in 1997.

                    In the second quarter of 1998, Registrant incurred a loss of $8,000 at Jefferson Seymour, including $30,000 of depreciation and amortization expense, compared to a loss of $50,000 in the second quarter of 1997, including $32,000 of depreciation and amortization, and for the first six months of 1998, incurred a loss of $61,000 at Jefferson Seymour, including $61,000 of depreciation and amortization expense, compared to a loss of $80,000, including $64,000 of depreciation and amortization expense for the first six months of 1997. The decreases in the losses from the second quarter and first six months of 1997 to the same periods in 1998 is the result of a decrease in utilities, maintenance and amortization expense. Utilities expense decreased due to a decrease in the consumption levels at the property and maintenance expense decreased due to new carpeting  installed  in  several units and  roofing  repairs  at  the property in the first six months of 1997. Amortization expense decreased due to the fact that organization costs became fully amortized in January 1998.

                    In the second quarter of 1998, Registrant incurred a loss of $33,000 at Shockoe Hearth, including $25,000 of depreciation and amortization expense, compared to a loss of $22,000 including $25,000 of depreciation and amortization expense in the second quarter of 1997. The increase in the loss from the second quarter of 1997 to the same period in 1998 is the result of an increase in real estate taxes partially offset by a decrease in interest expense. Real estate taxes increased due to the expiration of a real estate tax abatement in 1997 which caused an increase in the assessed value of the property. Interest expense decreased due to a refinancing of the first mortgage in May 1998 which lowered the interest rate from 10% to 8%.

                     For the first six months of 1998, Registrant incurred a loss of $40,000 at Shockoe Hearth, including $50,000 of depreciation and amortization expense, compared to a loss of $38,000, including $49,000 of depreciation and amortization expense for the first six months of 1997. The increase in the loss from the first six months of 1997 to the same period in 1998 is the result of an increase in real estate taxes partially offset by an increase in rental income due to an increase in the average rental rates of the residential units and a decrease in interest expense. Real estate taxes increased due to the expiration of a real estate tax abatement in 1997 which caused an increase in the assessed value of the property. Interest expense decreased due to a refinancing of the first mortgage in May 1998 which lowered the interest rate from 10% to 8%.

                      In the second quarter of 1998, the Bakery Apartments incurred a loss of $40,000 including $55,000 of depreciation and amortization expense compared to a loss of $32,000 including $60,000 of depreciation and amortization expense for the same period in 1996 and for the first six months of 1998, incurred a loss of $81,000, including $111,000 of depreciation and amortization expense compared to a loss of $66,000, including $120,000 of depreciation and amortization expense for the same period in 1997. The increase in the losses from the second quarter and first six months of 1997 to the same periods in 1998 is due to a decrease in rental income and an increase in maintenance expense partially offset by a decrease in depreciation and corporate apartments expense. Rental income decreased due to a decline in the rental of corporate apartments and maintenance expense increased as a result of repairs to the roof in the first quarter of 1998. Depreciation expense decreased to personal property becoming fully depreciated and corporate apartment expense decreased due to the decrease in the rental of the corporate apartments.

                  DIVERSIFIED HISTORIC INVESTORS 1990
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS

                                Assets

                                          June 30, 1998        December 31, 1997
                                            (Unaudited)
Rental properties, at cost:
Land                                       $   248,856            $   248,856
Buildings and improvements                  10,921,590             10,915,625
Furniture and fixtures                         155,592                155,592
                                            ----------             ----------
                                            11,326,038             11,320,073
Less - Accumulated depreciation             (3,416,027)            (3,195,801)
                                            ----------             ----------
                                             7,910,011              8,124,272

Cash and cash equivalents                       78,552                 28,549
Restricted cash                                 95,297                 95,609
Accounts receivable                             27,186                 24,505
Other assets (net of amortization of
$279,537 and $248,437 at June 30, 1998
and December 31, 1997, respectively)           122,212                 79,944
                                            ----------             ----------
   Total                                   $ 8,233,258            $ 8,352,879
                                            ==========             ==========
                   Liabilities and Partners' Equity

Liabilities:
Debt obligations                           $ 6,209,160           $ 6,085,969
Accounts payable:
       Trade                                   548,527               579,708
       Related parties                         192,796               192,796
Interest payable                               135,986               125,670
Tenant security deposits                        63,828                61,038
Other liabilities                               32,031                37,864
                                            ----------            ----------
       Total liabilities                     7,182,328             7,083,045
                                            ----------            ----------
 Minority interests                            420,704               444,459

Partners' equity                               630,226               825,375
                                            ----------            ----------
       Total                               $ 8,233,258           $ 8,352,879
                                            ==========            ==========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS 1990
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
   For the Three Months and Six Months Ended June 30, 1998 and 1997
                              (Unaudited)

                                          Three months           Six months
                                         Ended June 30,        Ended June 30,
                                        1998       1997       1998       1997

Revenues:
 Rental income                       $267,086   $268,007   $545,177   $545,359
 Interest income                           17        121         17        144
                                      -------    -------    -------    -------
   Total revenues                     267,103    268,128    545,194    545,503
                                      -------    -------    -------    -------
Costs and expenses:
 Rental operations                    117,237    127,353    258,922    241,008
 General and administrative            12,000     12,000     24,000     24,000
 Interest                             120,112    128,284    246,468    257,028
 Depreciation and amortization        117,029    123,167    234,708    246,333
                                      -------    -------    -------    -------
   Total costs and expenses           366,378    390,804    764,098    768,369
                                      -------    -------    -------    -------
Loss before minority interests        (99,275)  (122,676)  (218,904)  (222,866)
Minority interests' portion of loss    11,498      9,425     23,755     19,408
                                      -------    -------    -------    -------
Net loss                            ($ 87,777) ($113,251) ($195,149) ($203,458)
                                      =======    =======    =======    =======
Net loss per limited partnership unit:
   Loss before minority interests   ($  19.53) ($  24.12) ($  43.06) ($  43.83)
   Minority interests                    2.26       1.85       4.67       3.82
                                      -------    -------    -------    -------
                                    ($  17.27) ($  22.27) ($  38.39) ($  40.01)
                                      =======    =======    =======    =======


The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS 1990

                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Six Months Ended June 30, 1998 and 1997
                              (Unaudited)

                                                           Six months ended
                                                               June 30,
                                                          1998         1997
Cash flows from operating activities:
 Net loss                                              ($195,149)   ($203,458)
 Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
 Depreciation and amortization                           234,708      246,333
 Minority interest                                       (23,755)     (28,600)
 Changes in assets and liabilities:
 Decrease (increase) in restricted cash                      312      (28,073)
 Increase in accounts receivable                          (2,681)      (1,212)
 Increase in other assets                                (56,750)      (8,249)
 (Decrease) increase in accounts payable - trade         (31,181)      40,844
   Increase in accounts payable - related parties              0       30,500
   Increase in interest payable                           10,316          903
 Increase (decrease) in other liabilities                  2,790      (11,253)
 Decrease in security deposits                            (5,833)      (3,085)
                                                         -------      -------
Net cash (used in) provided by operating activities      (67,223)      34,650
                                                         -------      -------
Cash flows from investing activities:
   Capital expenditures                                   (5,965)     (12,117)
                                                         -------      -------
Net cash used in investing activities                     (5,965)     (12,117)
                                                         -------      -------
Cash flows from financing activities:
   Proceeds from debt financing                          168,699            0
   Principal payments                                    (45,508)     (32,904)
                                                         -------      -------
Net cash provided by (used in) financing activities      123,191      (32,904)
                                                         -------      -------
Increase (decrease) in cash and cash equivalents          50,003      (10,371)

Cash and cash equivalents at beginning of period          28,549       33,160
                                                         -------      -------
Cash and cash equivalents at end of period              $ 78,552     $ 22,789
                                                         =======      =======

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS 1990
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors 1990 (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K and notes thereto, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

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

               (b)  Reports on Form 8-K:

                    No reports were filed on Form 8-K during the quarter ended June 30, 1998.

                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 20, 1998     DIVERSIFIED HISTORIC INVESTORS 1990
       ---------------
                           By: Dover Historic Advisors 1990, General Partner

                               By: EPK, Inc., Partner

                                   By:  /s/ Spencer Wertheimer
                                        -----------------------
                                        SPENCER WERTHEIMER
                                        President and Treasurer