Form 10-Q
period 1998-09-30
DIVERSIFIED HISTORIC INVESTORS 1990
filed 1998-12-01
CIK 859473

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 1998
                               ---------------------------------------
                                  or

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________

Commission file number                     33-33093
                       -----------------------------------------------
                     DIVERSIFIED HISTORIC INVESTORS 1990
----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

       Pennsylvania                                      23-2604695
-------------------------------                     ------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization                      Identification No.)

                 1609 Walnut Street, Philadelphia, PA   19103
----------------------------------------------------------------------
  (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code  (215) 557-9800

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

                    PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

             Consolidated Balance Sheets - September 30, 1998 (unaudited) and December 31, 1997
             Consolidated Statements of Operations - Three Months and Nine Months Ended September 30, 1998 and 1997 (unaudited) Consolidated Statements of Cash Flows - Nine Months Ended September 30, 1998 and 1997 (unaudited)
             Notes to Consolidated Financial Statements  (unaudited)

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

               (1)  Liquidity

                     As of September 30, 1998, Registrant had cash  of
$50,192. Such funds are expected to be used to pay liabilities of Registrant and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                      As of September 30, 1998, Registrant had restricted cash of $97,135 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

               (3)  Results of Operations

                     During the third quarter of 1998, Registrant incurred a net loss of $77,887 ($15.33 per limited partnership unit) compared to a net loss of $130,435 ($25.64 per limited partnership unit) for the same period in 1997. For the first nine months of 1998, the Registrant incurred a net loss of $273,036 ($53.72 per limited partnership unit) compared to a net loss of $333,893 ($65.65 per limited partnership unit) for the same period in 1997.

                     Rental income increased $11,053 from $263,186 in the third quarter of 1997 to $274,239 in the same period in 1998 due to an increase in rental income at The Bakery Apartments and Shockoe Hearth Apartments. The increase at both The Bakery Apartments and Shockoe Hearth Apartments is due to an increase in the average rental rates of the residential units.

                     Rental income increased $10,871 from $808,545 for the first nine months of 1997 to $819,416 for the same period in 1998 due to an increase in rental income at Shockoe Hearth Apartments due to an increase in the average rental rates of the residential units.

                      Expenses for rental operations decreased by $22,323 from $140,377 in the third quarter of 1997 to $118,054 in the same period in 1998 due to a decrease in utilities and bad debt expense at Jefferson Seymour and a decrease in wages and salaries expense at the Bakery Apartments. At Jefferson Seymour, utility expense decreased due to a decrease in the consumption levels at the property and bad debt expense decreased due to the write-off of tenant receivables in the third quarter of 1997. At the Bakery Apartments, wages and salaries expense decreased due to the replacement of employees with contracted security service.

                     Expenses for rental operations decreased $5,589 from $381,387 for the first nine months of 1997 to $376,976 for the same period in 1998 due to a decrease in wages and salaries and corporate apartment expense at the Bakery Apartments combined with a decrease in utilities expense and bad debt expense at Jefferson Seymour partially offset by an increase in maintenance expense at the Bakery Apartments. At the Bakery Apartments, wages and salaries expense decreased due to the replacement of employees with contracted security service and corporate apartment expense decreased due to the decrease in the rental of the corporate apartments. At Jefferson
Seymour, utility expense decreased due to a decrease in the consumption levels at the property and bad debt expense decreased due to the write-off of tenant receivables in the third quarter of 1997 which did not recur in the third quarter of 1998. Maintenance expense increased as a result of repairs to the roof in the first quarter of 1998.

                     Interest expense decreased $20,688 from $134,697 in the third quarter of 1997 to $114,009 in the same period of 1998 and decreased $31,248 from $391,725 in the first nine months of 1997 to $360,477 in the same period of 1998 mainly due to a refinancing of the first mortgage at Shockoe Hearth Apartments in May 1998 which lowered the interest rate from 10% to 8%.

                     Depreciation and amortization expense decreased $4,697 from $123,555 in the third quarter of 1997 to $118,858 in the same period in 1998 and decreased $16,322 from $369,888 for the first nine months of 1997 to $353,566 in the same period in 1998 due to certain assets becoming fully depreciated at The Bakery Apartments and organizational fees becoming fully amortized in the first quarter of 1998 at Jefferson Seymour.

                     Losses incurred during the second quarter at the Registrant's three properties amounted to $69,000, compared to a loss of approximately $128,000 for the same period in 1997. For the first nine months of 1998, the Registrant's properties recognized a loss of $251,000, compared to approximately $312,000 for the same period in 1997.

                     In the third quarter of 1998, Registrant incurred a loss of $29,000 at Jefferson Seymour, including $30,000 of depreciation and amortization expense, compared to a loss of $43,000 in the third quarter of 1997, including $32,000 of depreciation and amortization, and for the first nine months of 1998, incurred a loss of $90,000, including $91,000 of depreciation and amortization expense, compared to a loss of $124,000, including $96,000 of depreciation and amortization expense for the first nine months of 1997. The decreases in the losses from the third quarter and the first nine months of 1997 to the same periods in 1998 is the result of a decrease in utility, amortization and bad debt expense. Utility expense decreased due to a decrease in the consumption levels at the property and amortization expense decreased due to the fact that organization costs became fully amortized in January 1998. Bad debt expense decreased due to a write-off of tenant receivables in the third quarter of 1997 that did not recur in 1998.

                     In the third quarter of 1998, Registrant incurred a loss of $3,000 at Shockoe Hearth, including $27,000 of depreciation and amortization expense, compared to a loss of $27,000 including $25,000 of depreciation and amortization expense for the same period in 1997 and for the first nine months of 1998, Registrant incurred a loss of $43,000, including $76,000 of depreciation and amortization expense, compared to a loss of $65,000, including $75,000 of depreciation and amortization expense for the same period in 1997. The decrease in the losses for both the third quarter and the first nine months of 1997 to the same periods in 1998 is mainly result of an increase in rental income combined with a decrease in interest expense. Rental income increased due to an increase in the average rental rates of apartment units. Interest expense decreased due to a refinancing of the first mortgage in May 1998 which lowered the interest rate from 10% to 8%.

                      In the third quarter of 1998, the Bakery Apartments incurred a loss of $37,000 including $56,000 of depreciation and amortization expense compared to a loss of $58,000 including $60,000 of depreciation and amortization expense for the same period in 1997. The decrease in the loss from the third quarter of 1997 to the same period in 1998 is due to an increase in rental income and a decrease in wages and salaries and depreciation expense. Rental income increased due to an increase in the average rental rates of the apartment units. Wages and salaries expense decreased due to the replacement of employees with contracted security service. Depreciation expense decreased to personal property becoming fully depreciated.

                     For the first nine months of 1998, the Bakery Apartments incurred a loss of $118,000, including $167,000 of depreciation and amortization expense compared to a loss of $123,000, including $180,000 of depreciation and amortization expense for the same period in 1997. The increase in the loss from the first nine months of 1997 to the same period in 1998 is due to a decrease in wages and salaries, depreciation and corporate apartment expense partially offset by an increase in maintenance expense. Wages and salaries expense decreased due to the replacement of employees with contracted security service. Corporate apartment expense decreased due to a decrease in the rental of the corporate apartments and depreciation expense decreased to personal property becoming fully depreciated. Maintenance expense increased as a result of repairs to the roof in the first quarter of 1998.

                  DIVERSIFIED HISTORIC INVESTORS 1990
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS

                                Assets

                                            September 30, 1998 December 31, 1997
                                                 (Unaudited)
Rental properties, at cost:
Land                                            $   248,856        $   248,856
Buildings and improvements                       10,921,590         10,915,625
Furniture and fixtures                              155,592            155,592
                                                 ----------         ----------
                                                 11,326,038         11,320,073
Less - Accumulated depreciation                  (3,525,762)        (3,195,801)
                                                 ----------         ----------
                                                  7,800,276          8,124,272

Cash and cash equivalents                            49,504             28,549
Restricted cash                                      98,881             95,609
Accounts receivable                                  25,349             24,505
Other  assets  (net  of  amortization   of
$288,658  and  $265,054 at  September  30,
1998 and December 31, 1997, respectively)           116,219             79,944
                                                 ----------         ----------
   Total                                        $ 8,090,229        $ 8,352,879
                                                 ==========         ==========

                   Liabilities and Partners' Equity

Liabilities:
Debt obligations                                $ 6,192,738        $ 6,085,969
Accounts payable:
       Trade                                        502,020            579,708
       Related parties                              192,796            192,796
Interest payable                                    137,517            125,670
Tenant security deposits                             65,386             61,038
Other liabilities                                    37,525             37,864
                                                 ----------         ----------
       Total liabilities                          7,127,982          7,083,045
                                                 ----------         ----------
 Minority interests                                 409,909            444,459

Partners' equity                                    552,338            825,375
                                                 ----------         ----------
       Total                                    $ 8,090,229        $ 8,352,879
                                                 ==========         ==========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS 1990
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 1998 and 1997
                              (Unaudited)

                                          Three months         Nine months
                                       Ended September 30,  Ended September 30,
                                         1998      1997       1998       1998

Revenues:
 Rental income                        $274,239   $263,186   $819,416   $808,545
 Interest income                             0         36         17        182
                                       -------    -------  ---------  ---------
   Total revenues                      274,239    263,222    819,433    808,727
                                       -------    -------  ---------  ---------
Costs and expenses:
 Rental operations                     118,054    140,377    376,976    381,387
 General and administrative             12,000     12,000     36,000     36,000
 Interest                              114,009    134,697    360,477    391,725
 Depreciation and amortization         118,858    123,555    353,566    369,888
                                       -------    -------  ---------  ---------
   Total costs and expenses            362,921    410,629  1,127,019  1,179,000
                                       -------    -------  ---------  ---------
Loss before minority interests         (88,682)  (147,407)  (307,586)  (370,273)
Minority interests' portion of loss     10,795     16,972     34,550     36,380
                                       -------    -------  ---------  ---------
Net loss                             ($ 77,887) ($130,435) ($273,036) ($333,893)
                                       =======    =======    =======    =======
Net loss per limited partnership unit:
   Loss before minority interests    ($  17.46) ($  28.98) ($  60.52) ($  72.80)
   Minority interests                     2.13       3.34       6.80       7.15
                                       -------    -------    -------    -------
                                     ($  15.33) ($  25.64) ($  53.72) ($  65.65)
                                       =======    =======    =======    =======

The accompanying notes are an integral part of these financial statements.

                 DIVERSIFIED HISTORIC INVESTORS 1990

                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Nine Months Ended September 30, 1998 and 1997
                              (Unaudited)

                                                            Nine months ended
                                                              September 30,
                                                            1998        1997
Cash flows from operating activities:
 Net loss                                               ($273,036)   ($333,893)
 Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
 Depreciation and amortization                            353,566      369,888
 Minority interest                                        (34,550)     (45,572)
 Changes in assets and liabilities:
 Increase in restricted cash                               (3,272)     (19,260)
 (Increase) decrease in accounts receivable                  (844)       8,731
 Increase in other assets                                 (59,192)     (25,151)
 (Decrease) increase in accounts payable - trade          (77,689)      45,299
 Increase in accounts payable - related parties                 0       44,000
 Increase in interest payable                              11,847       20,810
 Increase (decrease) in other liabilities                   4,348       (6,877)
 Decrease in security deposits                               (339)      (7,523)
                                                          -------      -------
Net cash (used in) provided by operating activities       (79,161)      50,452
                                                          -------      -------
Cash flows from investing activities:
   Capital expenditures                                    (5,965)     (15,524)
                                                          -------      -------
Net cash used in investing activities                      (5,965)     (15,524)
                                                          -------      -------
Cash flows from financing activities:
   Proceeds from debt financing                           168,699            0
   Principal payments                                     (61,930)     (47,549)
                                                          -------      -------
Net cash provided by (used in) financing activities       106,769      (47,549)
                                                          -------      -------
Increase (decrease) in cash and cash equivalents           21,643      (12,621)

Cash and cash equivalents at beginning of period           28,549       33,160
                                                          -------      -------
Cash and cash equivalents at end of period               $ 50,192     $ 20,539
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

               (b)  Reports on Form 8-K:

                    No reports were filed on Form 8-K during the quarter ended September 30, 1998.

                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 30, 1998      DIVERSIFIED HISTORIC INVESTORS 1990
       -----------------
                              By: Dover Historic Advisors 1990, General Partner

                                  By: EPK, Inc., Partner

                                      By:  /s/ Spencer Wertheimer
                                           -----------------------
                                           SPENCER WERTHEIMER
                                           President and Treasurer