Form 10-K
period 1998-12-31
DIVERSIFIED HISTORIC INVESTORS 1990
filed 1999-05-04
CIK 859473

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

                               FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended             December 31, 1998
                          --------------------------------------------
[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                       to
                               ---------------------    --------------
Commission file number                    33-33093
                       -----------------------------------------------
                    DIVERSIFIED HISTORIC INVESTORS 1990
----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

           Pennsylvania                                  23-2604695
-------------------------------                    -------------------
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

                                PART I

Item 1.        Business

               a.   General Development of Business

                    Diversified Historic Investors 1990 ("Registrant") is a limited partnership formed in 1989 under Pennsylvania law. As of December 31, 1998, Registrant had outstanding 5,032 units of limited partnership interest (the "Units").

                     Registrant  is presently in its operating  stage.
It currently owns three properties or interests therein. See Item 2. Properties, for a description thereof. For a discussion of the operations of the Registrant, See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

                      Since the Registrant's inception, all the properties acquired either by the Registrant, or the subsidiary partnerships in which it has an interest, have been rehabilitated and certified as historic structures and have received the related investment tax credit. In addition, one property (Jefferson Seymour) is a low-income housing structure which qualifies for low income housing tax credits. All properties are held for rental operations. At this time it is anticipated that all the properties will continue to be held for this purpose. At such time as the market for real estate of the type held by the Registrant improves and real property values begin to increase, the Registrant will re-evaluate its investment strategy regarding the properties.

                      As of December 31, 1998, Registrant owned interests in three properties, located in Connecticut (one), Virginia
(one), and Louisiana (one). In total, the properties contain 127 apartment units and 15,116 square feet ("sf") of commercial/retail space. As of December 31, 1998, 121 apartment units are under lease at monthly rental rates ranging from $275 to $2,150 and14,451 sf of the commercial/retail space is under lease at an annual rental rate of $10.01 per sf. Rental of the apartments and commercial space is not expected to be seasonal. For a further discussion of the properties, see Item 2, Properties.

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

                      Management of each of the properties makes frequent market analyses in order to set rent levels. With respect to the two market rate properties, when occupancy nears the 97-99% range, management considers raising the rents by more than a normal cost of living increase. If occupancy falls to below 85%, management considers lowering rents.

                      Registrant   has  no  employees.    Registrant's
activities are overseen by Brandywine Construction & Management, Inc., ("BCMI"), a real estate management firm.

                d. Financial Information About Foreign and Domestic Operations and Export Sales.

                    See Item 8. Financial Statements and Supplementary
Data.

Item 2.        Properties

                 As   of  the  date  hereof,  Registrant  owned  three
properties, or interests therein. A summary description of each property held at December 31, 1998 is given below.

               a. Jefferson/Seymour - consists of 30 apartment units and 665 sf of commercial space at 94-96, 98-100 Jefferson Street and 134-138 Seymour Street in Hartford, Connecticut. In October 1990, the Registrant was admitted as a limited partner with a 99% interest in Jefferson Seymour Limited Partnership ("JSLP"), a Connecticut limited partnership, for a cash contribution of $1,417,000. One of the other
general   partners  also  contributed  $390,000  of   capital.    JSLP
subsequently capitalized $261,665 in acquisition costs related to  the
investment.   JSLP  acquired  and  rehabilitated  the  buildings   for
$3,288,665 ($129.48 per sf), including two mortgage notes payable in the original aggregate principal amount of $1,220,000. The first note payable of $300,000 (principal balance of $272,626 at December 31,
1998)  bears  interest at 1% and is due June 2010.   The  second  note
payable of $920,000 (principal balance of $747,819 at December 31, 1998) bears interest at the lender's cost of funds plus 2 1/2%. In 1997, the loan was sold and the Registrant is in the process of negotiating payment terms with the new holder of the note.

                       The  property  is  managed  by  an  independent
property management firm. As of December 31, 1998, 27 residential apartments are under lease (90%) at monthly rents ranging from $375 to $608 per month. As of December 31, 1998, none of the 665 sf of commercial space is under lease. Every effort is being made at this time by the property management firm to rent the commercial space. All residential leases are renewable, one-year leases. The occupancy rate was 97% for 1997, 92% for 1996, 92% for 1995 and 96% for 1994.
The monthly rental range has been approximately the same since 1994. The occupancy for the commercial space was 17% for 1997, 46% for 1996, 50% for 1995 and 100% for 1994. The range for annual rents was $27.00 per sf for 1997, $27.00 per sf for 1996, $27.00 per sf for 1995 and $27.00 per sf for 1994. There are no contingent rentals included in income for the years ended December 31, 1998, 1997 and 1996. For tax purposes, this property has a basis of $2,447,665 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $26,374 which is based on an assessed value of $839,930 taxed at a rate of $3.140 per $100. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

                b. Shockoe Hearth Apartments - consists of 29 apartment units and 14,451 sf of commercial space at 1417-1423 East Cary Street in Richmond, Virginia. In December 1990, the Registrant was admitted with a 99% general partnership interest in Lawrence One General Partnership ("LOGP"), a Virginia general partnership, for a cash contribution of $800,000. LOGP subsequently capitalized $150,455 in acquisition costs relating to the investment. LOGP acquired and rehabilitated the property for $2,600,000 (excluding the capitalized costs, referred to above) ($90.49 per sf), consisting of the equity contribution and $1,800,000 provided by a loan. The loan was refinanced in May 1998. As refinanced, the loan is in the stated amount of $1,890,500 (principal balance of $1,876,281 at December 31, 1998), bears interest at 8%, with monthly principal and interest payments of $14,591 and maturing in 2013.

                    The property is managed by an independent property management firm. As of December 31, 1998, all 29 of the apartments are under lease with rents ranging from $275 to $865 per month, and all of the commercial space is under lease by one tenant at an annual rent of $10.01 per sf. All residential leases are renewable, one-year leases. The occupancy rate was 98% for 1997, 100% for 1996, 96% for 1995 and 98% for 1994. The monthly rental range has been approximately the same since 1994. The occupancy for the commercial space was 100% for 1997, 100% for 1996, 100% for 1995 and 100% for
1994. The range for annual rents was $9.54 per sf in 1997, $9.08 per sf in 1996, $8.65 per sf in 1995 and $8.30 per sf in 1994. The commercial space is occupied by one tenant which operates as a restaurant and currently has a ten-year lease which expires February 14, 2003. The minimum rental is $151,940 per year. There are no contingent rentals included in income for the years ended December 31, 1998 1997 and 1996. For tax purposes, this property has a basis of $2,503,962 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $24,453 which is based on an assessed value of $1,710,000 taxed at a rate of $1.430 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

                c. The Bakery Apartments - consists of 68 apartment units at 1111 South Peters Street in New Orleans, Louisiana. In March 1991, the Registrant acquired a 72.3% general partnership interest in The Bakery Apartments General Partnership ("BAGP"), a Louisiana general partnership which owns the property, for a cash contribution of $1,235,000. Affiliates of the Registrant simultaneously acquired 26.7% of the general partnership interests in BAGP for an aggregate cash contribution of $465,000. BAGP subsequently capitalized $242,040 in acquisition costs relating to the investment. BAGP acquired and rehabilitated the property for $5,029,000 ($65.18 per sf). The rehabilitation of the property was financed in part with two loans, one for $3,135,000 and the other for $201,500 (principal balance of
$191,824 at December 31, 1998). The first loan bore interest at 8.25%, with monthly principal and interest payments based on a 30 year amortization schedule, principal due in 1999. The second loan is from the general partner of BAGP and has the same terms as the first loan. The first loan was refinanced in November 1998. The new loan was for $3,100,000 (principal balance of $3,100,000 at December 31, 1998)
bears interest at 6.775%, is payable in monthly payments of principal and interest in the amount of $20,158 and is due in November 2008. In March 1991, a $175,000 collateral mortgage note (principal balance of $152,385 at December 31, 1998) was issued to the developer/partner for working capital advances. This note bears interest at 9% with payments based on available positive cash flow of the property. In order to satisfy certain credit requirements of the lender, the Registrant exchanged its general partnership interest for a limited partnership interest in a reconstituted partnership. However, the Registrant retained substantially the same rights and privileges as it had as a general partner. The property is managed by a property management firm which is an affiliate of the general partner of BAGP.

                     As of December 31, 1998, 65 units are under lease (96%) with rents ranging from $500 to $2,150. All leases are renewable, one-year leases. The occupancy rate was 94% for 1997, 95% for 1996, 100% for 1995 and 93% for 1994. The monthly rental range has been approximately the same since 1994. For tax purposes, this property has a basis of $3,381,856 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $11,677 which is based on an assessed value of $65,700 taxed at a rate of $17.773 per $100. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

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

                                PART II

Item  5.         Market  for  Registrant's Common Equity  and  Related
Stockholder Matters

                a.   There is no established public trading market for
the Units. Registrant does not anticipate any such market will develop. Trading in the Units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 0 units were transferred of record in 1998.

                b. As of December 31, 1998, there were 489 record holders of Units.

                c. Registrant did not declare any cash dividends in 1998 and 1997.

Item 6.        Selected Financial Data

                The following selected financial data are for the five years ended December 31, 1998. This data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                       1998        1997        1996        1995        1994

Rental income       $1,109,060  $1,092,708  $1,081,821  $1,059,508  $1,026,467
Interest income            470         300       1,540       2,491       1,884
Net loss               442,499     450,509     496,109     469,528     482,279
Net loss per Unit        87.06       88.63       97.60       92.37       94.88
Total assets (net of 8,116,644   8,352,879   8,771,520   9,244,523   9,755,227
  depreciation and
  amortization)
Debt obligations     6,340,936   6,085,969   6,154,278   6,199,255   6,275,832

Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

               (1)  Liquidity

                     As of December 31, 1998, Registrant had cash of approximately $59,236. Such funds are expected to be used to pay liabilities and general and administrative expenses of Registrant and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                    As of December 31, 1998, Registrant had restricted cash of $152,762 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

               (3)  Results of Operations

                    During the fiscal year 1997, Registrant incurred a loss of $442,499 ($87.06 per limited partnership unit) compared to a loss of $450,509 ($88.63 per limited partnership unit) in 1997 and a loss of $496,109 ($97.60 per limited partnership unit) in 1996 .

                    Rental income increased from $1,081,821 in 1996 to $1,092,708 in 1997 to $1,109,060 in 1998. The increase from 1997 to
1998  is  due  to  increases in rental income at both the  Bakery  and
Shockhoe Hearth due to increases in the average rental rates. The increase from 1996 to 1997 is due to an increase at Shockoe Hearth Apartments, partially offset by decreases at Jefferson Seymour and The Bakery Apartments. The increase at Shockoe Hearth Apartments was due to a scheduled rental increase for the sole commercial tenant and an increase in average residential rental rates. Rental income decreased at Jefferson Seymour due to lower average occupancy of residential units (92% to 89%), as well as lower average occupancy of commercial space (46% to 17%), and decreased at The Bakery Apartments due to lower average occupancy of residential and corporate apartment rental units (95% to 92%).

                     Expenses for rental operations decreased from $570,109 in 1996 to $534,794 in 1997 and increased to $539,844 in
1998.   The  increase from 1997 to 1998 resulted from an  increase  in maintenance expense at Shockhoe Hearth due to a higher turnover of apartment units. The decrease from 1996 to 1997 is due to a decrease in maintenance, corporate apartment expense, and insurance expense at The Bakery Apartments, combined with a decrease in utilities expense at Jefferson Seymour and a decrease in legal fees at Shockoe Hearth, partially offset by an increase in maintenance and bad debt expense at Jefferson Seymour, and an increase in maintenance expense at Shockoe Hearth, as well as an increase in salaries and wages expense at The Bakery Apartments (as discussed below).

                     Interest expense increased from $522,698 in 1996 to $540,682 in 1997 and decreased to $529,213 in 1998. The decrease from 1997 to 1998 is the result of a decrease at Shockoe Hearth due to a decrease in the interest rate from 10% to 8% in connection with the May 1998 refinancing. The increase from 1996 to 1997 is due to an increase at The Bakery Apartments, partially offset by a decrease at Jefferson Seymour. Interest expense increased at The Bakery Apartments due to an adjustment made to properly calculate interest on the mortgage loan. Interest expense decreased at Jefferson Seymour due to the reduction of principal balances on which interest is calculated.

                     Depreciation and amortization expense decreased from $492,417 in 1996 to $475,914 in 1997 and increased to $489,088 in
1998. The increase from 1997 to 1998 is the result of amortization of loan fees incurred in connection with the refinancings at both the Bakery and Shockoe Hearth partially offset by a decrease at Jefferson Seymour due to the fact that organization costs became fully amortized in January 1998. The decrease from 1996 to 1997 is the result of organizational fees becoming fully amortized in 1996 at Shockoe Hearth and certain fixed assets becoming fully depreciated in 1996 at The Bakery Apartments.

                     In 1998 losses of $414,000 were incurred at the Registrant's three properties compared to $422,000 in 1997 and $476,000 in 1996. A discussion of property operations/activities follows:

                    In 1998, Registrant incurred a loss of $145,000 at Jefferson/Seymour, including $120,000 of depreciation and amortization expense compared to a loss of $152,000 including $128,000 of depreciation and amortization expense in 1997 and a loss of $150,000 including $128,000 of depreciation and amortization expense in 1996. The decrease in the loss from 1997 to 1998 is the result of a decrease in bad debt expense and amortization expense. Bad debt expense decreased due to a write-off of tenant receivables in the third quarter of 1997. Amortization expense decreased due to the fact that organization costs became fully amortized in January 1998. The increase in the loss from 1996 to 1997 is due to a decrease in rental income combined with an increase in maintenance and bad debt expense partially offset by a decrease in utilities and interest expense. Rental income decreased due to lower average occupancy of residential units (92% to 89%), as well as lower average occupancy of commercial space (46% to 17%). Maintenance expense increased due to new carpeting installed in several units as well as roofing repairs made at the property, and bad debt expense increased as a result of the write-off of tenant receivables that were deemed uncollectible. Utilities expense decreased due to a decline in the average occupancy of residential units, and interest expense decreased due to the
reduction   of  principal  balance  on  which  interest   expense   is
calculated.

                     In 1998, Registrant incurred a loss of $85,000 at
Shockoe Hearth including $104,000 of depreciation and amortization expense compared to a loss of $80,000 including $99,000 of depreciation and amortization expense in 1997 and a loss of $115,000 including $103,000 of depreciation and amortization expense in 1996. The increase in the loss form 1997 to 1998 is mainly due to an increase in amortization and maintenance expense partially offset by an increase in rental income and a decrease in interest expense. Amortization expense increased due to loan costs incurred in connection of the refinancing of the first mortgage. Maintenance expense increased due to a higher turnover of apartment units. Rental income increased due to an increase in the average rental rates.
Interest expense decreased due to the refinancing of the first mortgage which lowered the interest rate from 10% to 8%. The decrease in the loss from 1996 to 1997 is due to an increase in rental income combined with a decrease in legal fees and amortization expense, partially offset an increase in maintenance expense. Rental income increased as a result of a scheduled rent increase for the sole commercial tenant, as well as an increase in average rental rates of residential units. Legal fees decreased since negotiations between the property management and the sole commercial tenant were completed in 1996. Amortization decreased due to organizational fees becoming fully amortized in the fourth quarter of 1996. Maintenance expense increased as a result of roofing repairs completed at the property.

                    In 1998, Registrant incurred a loss of $184,000 at the Bakery including $239,000 of depreciation and amortization expense compared to a loss of $190,000 including $223,000 of depreciation and amortization expense in 1997 and a loss of $211,000 including $236,000 of depreciation and amortization expense in 1996. The decrease in the loss from 1997 to 1998 is due to a decrease in wages and salaries and corporate apartments expense and an increase in rental income partially offset by an increase in amortization expense. Wages and salaries decreased due to the replacement of employees with contracted security service. Corporate apartments expense decreased due to a decrease in the rental of corporate apartments. Rental income increased due to an increase in the average rental rates. Amortization expense increased due to the amortization of loan costs incurred in connection with the refinancing of the first mortgage. The decrease in the loss from 1996 to 1997 is due to a decrease in maintenance, corporate apartment expense, depreciation, and insurance expense, partially offset by a decrease in rental income and an increase in interest expense and salaries and wages expense. Maintenance expense decreased due to the replacement of carpeting in several units and extermination services performed in 1996 which were not repeated in 1997. Corporate apartment expense decreased due to lower rentals of corporate apartments, and depreciation expense decreased due to certain fixed assets becoming fully depreciated in 1996. Insurance expense decreased due to lower premiums, and rental income decreased due to lower average occupancy of residential units (95% to 92%). Interest expense increased due to an adjustment made to properly calculate interest on the mortgage loan, and salaries and wages expense increased due to an increase in the salary of the property manager, partially offset by a decrease in the wages of the maintenance personnel.

Item7A.        Quantitative and Qualitative Disclosures about  Market
               Risk

               Not applicable.

Item 8.        Financial Statements and Supplementary Data

               Registrant is not required to furnish the supplementary financial information referred to in Item 302 of Regulation S-K.

                     Independent Auditor's Report

To the Partners of
Diversified Historic Investors 1990

We have audited the accompanying consolidated balance sheet of Diversified Historic Investors 1990 (a Pennsylvania Limited Partnership) and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations and changes in partners' equity and cash flows for the years ended December 31, 1998, 1997, and 1996. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of The Bakery Apartments General Partnership, which statements reflect total assets of $3,620,782 and $3,705,621 as of December 31, 1998 and 1997, respectively, and total revenues of $624,484 and $625,890, respectively for the years then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for The Bakery Apartments General Partnership is based solely on the reports of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversified Historic Investors 1990 as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended December 31, 1998, 1997, and 1996 in conformity with generally accepted accounting principles.

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


Gross, Kreger & Passio, L.L.C.
Philadelphia, Pennsylvania
March 2, 1999

                     Independent Auditor's Report


To the Partners of
The Bakery Apartments Limited Partnership

We have audited the accompanying balance sheets of The Bakery Apartments Limited Partnership, for December 31, 1998 and 1997 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Bakery Apartments Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Pailet, Meunier and LeBlanc, L.L.P.
Metairie, Louisiana
February 10, 1999

                  DIVERSIFIED HISTORIC INVESTORS 1990
                        (a limited partnership)

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                   AND FINANCIAL STATEMENT SCHEDULES


Consolidated financial statements:                                   Page

     Consolidated Balance Sheets at December 31, 1998 and 1997        13

     Consolidated  Statements of Operations for the Years Ended
     December  31,  1998,  1997, and 1996                             14

     Consolidated  Statements  of Changes in Partners' Equity  for
     the  Years  Ended December 31, 1998, 1997, and 1996              15

     Consolidated  Statements of Cash Flows for the Years Ended
     December  31,  1998, 1997, and 1996                              16

     Notes to consolidated financial statements                     17-22

Financial statement schedules:

     Schedule XI - Real Estate and Accumulated Depreciation           24

     Notes to Schedule XI                                             25



All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                  DIVERSIFIED HISTORIC INVESTORS 1990
                        (a limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      December 31, 1998 and 1997

                                Assets

                                                     1998              1997
Rental properties at cost:
   Land                                         $    248,856      $    248,856
   Buildings and improvements                     10,928,637        10,915,625
   Furniture and fixtures                            155,592           155,592
                                                  ----------        ----------
                                                  11,333,085        11,320,073
   Less - accumulated depreciation                (3,636,531)       (3,195,801)
                                                  ----------        ----------
                                                   7,696,554         8,124,272

Cash and cash equivalents                             59,236            28,549
Restricted cash                                      152,762            95,609
Accounts receivable                                   26,700            24,505
Other assets (net of accumulated
   amortization of $314,312 and $264,054)            181,392            79,944
                                                  ----------        ----------
               Total                             $ 8,116,644       $ 8,352,879
                                                  ==========        ==========
                                 Liabilities and Partners' Equity

Liabilities:
   Debt obligations                              $ 6,340,936       $ 6,085,969
   Accounts payable:
        Trade                                        547,097           579,708
        Related parties                              166,699           192,796
   Interest payable                                  221,346           125,670
   Tenant security deposits                           62,196            61,038
   Other liabilities                                   5,151            37,864
                                                  ----------        ----------
               Total liabilities                   7,343,425         7,083,045
                                                  ----------        ----------
Minority interests                                   390,343           444,459

Partners' equity                                     382,876           825,375
                                                  ----------        ----------
               Total                             $ 8,116,644       $ 8,352,879
                                                  ==========        ==========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS 1990
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS

         For the Years Ended December 31, 1998, 1997 and 1996

                                              1998        1997        1996

Revenues:
   Rental income                           $1,109,060  $1,092,708  $1,081,821
   Interest income                                470         300       1,540
                                            ---------   ---------   ---------
               Total revenues               1,109,530   1,093,008   1,083,361
                                            ---------   ---------   ---------
Costs and expenses:
   Rental operations                          539,844     534,794     570,109
   General and administrative                  48,000      48,000      56,030
   Interest                                   529,213     540,682     522,698
   Depreciation and amortization              489,088     475,914     492,417
                                            ---------   ---------   ---------
               Total costs and expenses     1,606,145   1,599,390   1,641,254
                                            ---------   ---------   ---------
Loss before minority interests               (496,615)   (506,382)   (557,893)

Minority interests' portion of loss            54,116      55,873      61,784
                                            ---------   ---------   ---------
Net loss                                  ($  442,499)($  450,509)($  496,109)
                                            =========   =========   =========
Net loss per limited partnership unit:
      Loss before minority interests      ($    97.70)($    99.62)($   109.75)
      Minority interests                        10.64       10.99       12.15
                                            ---------   ---------   ---------
                                          ($    87.06)($    88.63)($    97.60)
                                            =========   =========   =========


The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS 1990
                        (a limited partnership)

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY

         For the Years Ended December 31, 1998, 1997 and 1996


                                           Diversified
                                            Historic
                                            Advisors    Limited
                                            1990 (1)  Partners (2)      Total

Percentage participation in profit or loss     1%         99%            100%

Balance at December 31, 1995               ($16,312)   $1,788,305   $1,771,993
Net loss                                     (4,961)     (491,148)    (496,109)
                                             ------     ---------    ---------
Balance at December 31, 1996                (21,273)    1,297,157    1,275,884
Net loss                                     (4,505)     (446,004)    (450,509)
                                             ------     ---------    ---------
Balance at December 31, 1997                (25,778)      851,153      825,375
Net loss                                     (4,425)     (438,074)    (442,499)
                                             ------     ---------    ---------
Balance at December 31, 1998               ($30,203)   $  413,079   $  382,876
                                             ======     =========    =========



(1)    General Partner.

(2) 5,032 limited partnership units outstanding at December 31, 1998, 1997, and 1996.

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS 1990
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

         For the Years Ended December 31, 1998, 1997 and 1996

                                                 1998        1997        1996

Cash flows from operating activities:
   Net loss                                  ($  442,499) ($450,509) ($496,109)
   Adjustments to reconcile net loss to net
   cash (used in) provided by operating
   activities:
Depreciation and amortization                    489,088    475,914    492,417
Minority Interests                               (54,116)   (55,873)   (61,784)
Changes in assets and liabilities:
   (Increase) decrease in restricted cash        (57,153)    (3,640)    54,346
   Increase in accounts receivable                (2,195)    (6,604)    (7,736)
   (Increase) decrease  in other assets         (149,806)   (32,337)       672
   (Decrease) increase in accounts payable
    - trade                                      (32,611)    97,692     67,786
   (Decrease) increase in accounts payable
    - related parties                            (26,097)    44,786         76
   Increase in interest payable                   95,676     34,235     68,139
   Increase (decrease) increase in tenant security 1,158     (6,002)     3,911
   deposits
   Decrease in other liabilities                 (32,713)   (14,660)    (9,128)
                                               ---------    -------    -------
     Net cash (used in) provided by operating   (211,268)    83,002    112,590
      activities                               ---------    -------    -------
Cash flows from investing activities:
   Capital expenditures                          (13,012)   (19,304)   (39,569)
                                               ---------    -------    -------
      Net cash used in investing activities:     (13,012)   (19,304)   (39,569)
                                               ---------    -------    -------
Cash flows from financing activities:
Proceeds from debt refinancing                 3,100,000          0          0
Payments of principal under debt obligations  (2,845,033)   (68,309)   (44,977)
                                               ---------    -------    -------
      Net cash provided by (used in) financing   254,967    (68,309)   (44,977)
      activities:                              ---------    -------    -------
Increase (decrease) in cash and cash equivalents  30,687     (4,611)    28,044
Cash and cash equivalents at beginning of year    28,549     33,160      5,116
                                               ---------    -------    -------
Cash and cash equivalents at end of year      $   59,236   $ 28,549   $ 33,160
                                               =========    =======    =======
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for interest     $  443,537   $506,447   $454,559

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

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

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

3.     Net Loss Per Limited Partnership Unit

The net loss per limited partnership unit is based on the weighted average number of limited partnership units outstanding during the period (5,032 in 1998, 1997, and 1996).

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

10.    Rental Properties

Rental properties are stated at cost. A provision for impairment of value is recorded when a decline in value of property is determined to be other than temporary as a result of one or more of the following:
(1) a property is offered for sale at a price below its current carrying value, (2) a property has significant balloon payments due with the foreseeable future for which the Partnership does not have the resources to meet, and anticipates it will be unable to obtain replacement financing or debt modification sufficient to allow it to continue to hold the property over a reasonable period of time, (3) a property has been, and is expected to continue, generating significant operating deficits and the Partnership is unable or unwilling to sustain such deficit results of operations, and has been unable to, or anticipates it will be unable to, obtain debt modification, financing or refinancing sufficient to allow it to continue to hold the property for a reasonable period of time or, (4) a property's value has declined based on management's expectations with respect to projected future operational cash flows and prevailing economic conditions. An impairment loss is indicated when the undiscounted, sum of estimated future cash flows from an asset, including estimated sales proceeds, and assuming a reasonable period of ownership up to 5 years, is less than the carrying amount of the asset. The impairment loss is measured as the difference between the estimated fair value and the carrying amount of the asset. In the absence of the above circumstances, properties and improvements are stated at cost. An analysis is done on an annual basis at December 31 of each year.

11.    Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

NOTE D - TRANSACTIONS WITH RELATED PARTIES

Included in Accounts Payable - Related Party was $166,699 and $192,796 at December 31, 1998 and 1997, respectively, owed to the co-general partners of the Partnership's Ventures, for additional amounts advanced for working capital needs. These advances are non-interest bearing and will be paid out of available cash flow from the related properties.

NOTE E - LEASES

The Partnership's leases with commercial tenants are classified as operating leases. These leases are generally for a period of three to five years and provide for a fixed base rent plus a share of certain operating costs.

Minimum future commercial rentals on operating leases as of December 31, 1998 are as follows:

                          1999                     $151,940
                          2000                      159,536
                          2001                      167,512
                          2002                      175,892
                          2003                       29,550

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

NOTE G - DEBT OBLIGATIONS

Debt obligations were as follows:
                                                            December 31,
                                                          1998         1997
                                                         ------       ------
Mortgage loan; interest at 8% until January 1996 when  $  747,819   $  747,819
interest resets based on a specified index; monthly payments of principal and interest of $7,102; based on a 25-year amortization schedule; collateralized by the related rental property (A)

Note payable; interest at 1%; monthly payments of         272,626      272,626
principal and interest of $1,380; based on a 20-year amortization schedule; due 2010

Mortgage loan; interest at 8%; monthly payments of      1,876,281            0
principal and interest of $14,591; based on a 30-year amortization schedule; principal due June
2013; collateralized by the related rental property (B)

Mortgage loan; interest at the Fidelity Federal Savings         0    1,725,581
Bank prime plus 1.5% with a minimum of 10% and a maximum of 15% (10% at December 31, 1997); monthly payments of principal and interest of $16,275; based on a 30-year amortization schedule; callable by the lender in 1997;
due February 2022; collateralized by the related rental property (B)

Mortgage loan; interest at 6.775%; monthly payments     3,100,000            0
of principal and interest of $20,158; based on 30-year amortization schedule; principal due November 2008;
collateralized by the related rental property (C)

Mortgage loan; interest at 8.25%; monthly payments of           0    2,984,137
principal and interest of $23,552; based on a 30-year amortization schedule, collateralized by the related rental property; due November 1999 (C)

Note payable to developer; interest at 9%; payments       152,386      161,533
based on positive cash flow of the property; due upon sale of the property

Note payable to developer; interest at 8.25%; monthly
payments of principal and interest of $1,514; based on
a 30- year amortization schedule; collateralized by
the related rental property; due November 1999           191,824       194,273
                                                       ---------     ---------
                                                      $6,340,936    $6,085,969
                                                       =========     =========

(A) The mortgage was sold in 1997. The partnership is in the process of negotiating payment terms with the new holder of the note.

(B)    The loan was refinanced in May 1998.

(C )   The loan was refinanced in November 1998.

Maturities of debt obligations at December 31, 1998, are as follows:

                    Year Ending December 31,

                          1999                 $   995,625
                          2000                      63,061
                          2001                      67,835
                          2002                      72,975
                          2003                      78,508
                          Thereafter             5,062,932
                                                 ---------
                                                $6,340,936
                                                 =========

NOTE H - INCOME TAX BASIS RECONCILIATION

Certain items enter into the determination of the results of operations in different time periods for financial reporting ("book") purposes and for income tax ("tax") purposes. The reconciliation of net loss and partners' equity follows:

                                           For the Years Ended December 31,
                                           1998          1997         1996
                                          ------        ------       ------
Net loss - book                       ($  422,499)  ($  450,509)  ($  496,109)
Excess of book over tax depreciation      176,436       134,039       160,384
Other timing differences                      661         1,759        (1,379)
Minority Interest                         (30,386)      (15,699)      (21,621)
                                        ---------     ---------     ---------
Net loss - tax                        ($  275,788)  ($  330,410)  ($  358,725)
                                        =========     =========     =========
Partners' equity - book                $  382,876    $  825,376    $1,275,885
Costs of issuance                         638,660       638,660       638,660
Cumulative book over tax loss             670,713       504,000       383,901
Basis reduction                        (1,565,104)   (1,565,104)   (1,565,104)
                                        ---------     ---------     ---------
Partners' equity - tax                 $  127,145    $  402,932    $  733,342
                                        =========     =========     =========

                       SUPPLEMENTAL INFORMATION

                  DIVERSIFIED HISTORIC INVESTORS 1990
                        (a limited partnership)

        SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                           DECEMBER 31, 1998

                                                                      Costs
                                                                    Capitalized
                                                                   Subsequent to
                                                                    Acquisition
                                          Initial Cost to
                                          Partnership (b)
                                                  (b)

                                                   Buildings and
Description (a)         Encumbrances      Land     Improvements    Improvements
                            (e)

30 apartment units
and 665 square
feet of commercial
space in Hartford, CT    $1,020,445        -         $3,027,000      $261,665

29 apartment units
and 14,451 square feet
of commercial space in
Richmond, VA              1,876,281        186,381    2,287,980       353,425

68 apartment units in
New Orleans, LA           3,444,210         62,475    5,103,816        37,331
                          ---------        -------   ----------       -------
                         $6,340,936       $248,856  $10,418,796      $652,421
                          =========        =======   ==========       =======

                        Gross Amount at which
                      Carried at December 31, 1998


                                   Buildings
                                      and                  Accum  Date of   Date
Description (a)         Land     Improvements  Total       Depr.  Constr.  Acq.
                                                 (b)(c)   (c)(d)   (a)

30 apartment units
and 665 square
feet of commercial
space in Hartford, CT     -       $3,288,665  $3,288,665 $1,143,201   1990  1990

29 apartment units
and 14,451 square feet
of commercial space in
Richmond, VA            186,381    2,654,417   2,840,798    835,664   1990  1990

68 apartment units in
New Orleans, LA           62,475   5,141,147   5,203,622   1,657,666  1991  1991
                        -------    ----------  ----------  ---------
                       $248,856   $11,084,229 $11,333,085 $3,636,531
                        =======    ==========  ==========  =========

                  DIVERSIFIED HISTORIC INVESTORS 1990
                        (a limited partnership)

                         NOTES TO SCHEDULE XI

                           December 31, 1998

(A) All properties are certified historic structures as defined in the Internal Revenue Code. The "date of construction" refers to the period in which such properties are rehabilitated.

(B) The aggregate cost of real estate owned at December 31, 1998, for Federal income tax purposes is approximately $8,333,483. However, the depreciable basis of buildings and improvements is reduced for Federal income tax purposes by the investment tax credit and the historic rehabilitation credit obtained.

(C)    Reconciliation of real estate:

                                         1998           1997           1996
                                        ------         ------         ------
Balance at beginning of year         $11,320,073    $11,300,769    $11,261,200
Additions during the year:
   Improvements                           13,012         19,304         39,569
                                      ----------     ----------     ----------
Balance at end of year               $11,333,095    $11,320,073    $11,300,769
                                      ==========     ==========     ==========
Reconciliation of accumulated depreciation:
                                         1998           1997           1996
                                        ------         ------         ------
Balance at beginning of year         $ 3,195,801    $ 2,755,349    $ 2,301,499
Depreciation expense for the year        440,730        440,452        453,850
                                      ----------     ----------     ----------
Balance at end of year               $ 3,636,531    $ 3,195,801    $ 2,755,349
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

               b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 1998, or is proposed to be paid or distributed in the future, to DoHA-1990, any partner therein, or any person named in paragraph c. of Item 10 of this report.

                c. Other Compensation - No compensation not referred to in paragraph a. or paragraph b. of this Item was paid or distributed during 1998 to DoHA-1990, any partner therein, or any person named in paragraph c. of Item 10.

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

Item 13.       Certain Relationships and Related Transactions

               Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DoHA-1990 is entitled to 10% of Registrant's distributable cash from operations in each year. There was no such share allocable to DoHA-1990 for fiscal years 1996 to 1998.

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

                                PART IV

Item 14. (A)   Exhibits, Financial Statement Schedules and Reports  on
               Form 8-K.

               1.   Financial Statements:

                    a. Consolidated Balance Sheets at December 31, 1998 and 1997.

                    b. Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996.

                    c. Consolidated Statements of Changes in Partners' Equity for the Years Ended December 31, 1998, 1997 and 1996.

                    d. Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996.

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

                           21 Subsidiaries of the Registrant are listed in Item 2. Properties of this Form 10-K.

                    (b)   Reports on Form 8-K:

                          No reports were filed on Form 8-K during the quarter ended December 31, 1998.

                    (c)  Exhibits:

                         See  Item  14  (A)(3)  above.

                              SIGNATURES

        Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                DIVERSIFIED HISTORIC INVESTORS 1990

Date: April 26, 1999            By: Dover Historic Advisors 1990,
      --------------                General Partner

                                    By: Dover Historic Advisors, Inc., Ptr.

                                        By: /s/ Jacqueline D. Reichman
                                            --------------------------
                                            Jacqueline D. Reichman
                                            Partner

                                        By: /s/ Michele F. Rudoi
                                            ---------------------------
                                            MICHELE F. RUDOI,
                                            Assistant Secretary

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

             Signature                        Capacity              Date

DOVER HISTORIC ADVISORS 1990               General Partner

By: Dover Historic Advisors, Inc., Partner

    By:    /s/ Jacqueline D. Reichman                        April 26, 1999
           --------------------------                        --------------
           Jacqueline D. Reichman
           Partner

    By:    /s/ Michele F. Rudoi                              April 26, 1999
           --------------------------                        --------------
           MICHELE F. RUDOI,
           Assistant Secretary