Form 10-Q
period 1999-03-31
DIVERSIFIED HISTORIC INVESTORS 1990
filed 1999-06-09
CIK 859473

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 1999
                               ---------------------------------------
                                  or

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

                    PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

             Consolidated Balance Sheets - March 31, 1999 (unaudited) and December 31, 1998
             Consolidated Statements of Operations - Three Months Ended March 31, 1999 and 1998 (unaudited)
             Consolidated Statements of Cash Flows - Three Months Ended March 31, 1999 and 1998 (unaudited)
             Notes to Consolidated Financial Statements  (unaudited)

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

               (1)  Liquidity

                     As of March 31, 1999, Registrant had cash of $95,233. Such funds are expected to be used to pay liabilities and general and administrative expenses of Registrant, and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                     As of March 31, 1999, Registrant had restricted cash of $154,518 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

               (3)  Results of Operations

                     During the first quarter of 1999, Registrant incurred a net loss of $70,267 ($13.82 per limited partnership unit) compared to a net loss of $107,372 ($21.12 per limited partnership unit) for the same period in 1998.

                     Rental income decreased $2,129 from $278,091 in the first quarter of 1998 to $275,962 in the same period in 1999. The decrease is the result of a decrease in rental income at The Bakery Apartments due to a decline in corporate apartment rentals partially offset by an increase at Shockoe Hearth and Jefferson Seymour resulting from increases in the average rental rates.

                      Expenses for rental operations decreased by $28,416 from $141,685 in the first quarter of 1998 to $113,269 in the same period in 1999 due to a decrease in maintenance expense at Jefferson Seymour combined with a decrease in wages and salaries expense at the Bakery Apartments. Maintenance expense decreased due to deferred maintenance performed at Jefferson Seymour in the first quarter of 1998. At the Bakery Apartments, wages and salaries expense decreased due to the replacement of employees with contracted security.

               Interest expense decreased $14,013 from $126,356 in the first quarter of 1998 to $112,343 in the same period in 1997. The decrease is the result of refinancings of the first mortgages at both The Bakery and Shockoe Hearth in the fourth quarter of 1998 which lowered the interest rates.

                     Depreciation and amortization expense decreased $3,983 from $117,679 in the first quarter of 1998 to $113,696 in the same period in 1999. The decrease from the first quarter of 1998 to the first quarter in 1999 is due to loan costs becoming fully amortized at The Bakery Apartments partially offset by an increase at Shockoe Hearth due to loan fees incurred in connection with the refinancing of the first mortgage.

                      Losses  incurred  during  the  quarter  at   the
Registrant's three properties amounted to $57,000, compared to a loss of approximately $101,000 for the same period in 1998.

                     In the first quarter of 1999, Registrant incurred a loss of $44,000 at Jefferson Seymour including $30,000 of depreciation and amortization expense, compared to a loss of $52,000 in the first quarter of 1998, including $31,000 of depreciation and amortization expense. The decrease in the loss from the first quarter of 1998 to the same period in 1999 is due to an increase in rental income due to an increase in the average occupancy and a decrease in maintenance expense due to deferred maintenance performed at the property in the first quarter of 1998.

                      In the first quarter of 1999, Registrant recognized income of $4,000 at Shockoe Hearth, including $27,000 of depreciation and amortization expense, compared to a loss of $8,000 including $25,000 of depreciation and amortization expense in the first quarter of 1998. The increase from the first quarter of 1998 to the same period in 1999 is due to an increase in the rental income due to an increase in the average rental rates combined with a decrease in interest expense partially offset by an increase in amortization expense. Interest expense decreased as the result of a reduction in the interest rate due to a refinancing of the first mortgage in the fourth quarter of 1998. Amortization expense increased due to the amortization of loan costs incurred in connection with the refinancing of the first mortgage.

                     In the first quarter of 1999, Registrant incurred a loss of $17,000 at The Bakery Apartments, including $50,000 of depreciation and amortization expense compared to a loss of $41,000 including $56,000 of depreciation and amortization expense in the first quarter of 1998. The decrease in the loss from the first quarter of 1998 to the same period in 1999 is due to a decrease in interest, amortization and wages and salaries expense partially offset by a decrease in rental income. Interest expense decreased as a result of a reduction in the interest rate due to a refinancing of the first mortgage in the fourth quarter of 1998. Amortization expense decreased due to loan costs becoming fully amortized. Wages and salaries expense decreased due to the replacement of employees with contracted security service. Rental income decreased due to a decrease in the rental of corporate apartments.

                                   DIVERSIFIED HISTORIC INVESTORS 1990
                                  (a Pennsylvania limited partnership)

                                       CONSOLIDATED BALANCE SHEETS

                                                 Assets

                                          March 31, 1999       December 31, 1998
                                           (Unaudited)
Rental properties, at cost:
Land                                       $   248,856             $   248,856
Buildings and improvements                  10,928,637              10,928,637
Furniture and fixtures                         155,592                 155,592
                                            ----------              ----------
                                            11,333,085              11,333,085
Less - accumulated depreciation             (3,746,679)             (3,636,531)
                                            ----------              ----------
                                             7,586,406               7,696,554

Cash and cash equivalents                       95,233                  59,236
Restricted cash                                154,518                 152,762
Accounts receivable                             36,542                  26,700
Other  assets  (net  of  amortization   of
$317,860 and $314,312 at March 31,    1999
and December 31, 1998, respectively)           177,298                 181,392
                                            ----------              ----------
     Total                                 $ 8,049,997             $ 8,116,644
                                            ==========              ==========

                                    Liabilities and Partners' Equity

Liabilities:
Debt obligations                           $ 6,325,777             $ 6,340,936
Accounts payable:
       Trade                                   545,033                 547,097
       Related parties                         166,699                 166,699
Interest payable                               226,835                 221,346
Tenant security deposits                        58,417                  62,196
Other liabilities                               29,305                   5,151
                                            ----------              ----------
       Total liabilities                     7,352,066               7,343,425
                                            ----------              ----------
 Minority interests                            385,323                 390,343

Partners' equity                               312,608                 382,876
                                            ----------              ----------
       Total                               $ 8,049,997             $ 8,116,644
                                            ==========              ==========

The accompanying notes are an integral part of these financial statements.

                                   DIVERSIFIED HISTORIC INVESTORS 1990
                                  (a Pennsylvania limited partnership)

                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                           For the Three Months Ended March 31, 1999 and 1998
                                               (Unaudited)


                                           Three months             Three months
                                              Ended                    Ended
                                             March 31,               March 31,
                                               1999                     1998
Revenues:
Rental income                                $275,962                 $278,091
Interest income                                    58                        0
                                              -------                  -------
       Total revenues                         276,020                  278,091
                                              -------                  -------
Costs and expenses:
Rental operations                             113,269                  141,685
General and administrative                     12,000                   12,000
Interest                                      112,343                  126,356
Depreciation and amortization                 113,696                  117,679
                                              -------                  -------
       Total costs and expenses               351,308                  397,720
                                              -------                  -------
Loss before minority interests                (75,288)                (119,629)

Minority interests' portion of loss             5,021                   12,257
                                              -------                  -------
Net loss                                    ($ 70,267)               ($107,372)
                                              -------                  -------
Net loss per limited partnership unit       ($  13.82)               ($  21.12)
                                              =======                  =======

The accompanying notes are an integral part of these financial statements.

                                   DIVERSIFIED HISTORIC INVESTORS 1990
                                  (a Pennsylvania limited partnership)

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                           For the Three Months Ended March 31, 1999 and 1998
                                               (Unaudited)

                                                        Three months ended
                                                             March 31,
                                                      1999              1998
Cash flows from operating activities:
 Net loss                                         ($ 70,267)         ($107,372)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
 Depreciation and amortization                      113,696            117,679
 Minority interest                                   (5,021)           (12,257)
 Changes in assets and liabilities:
 (Increase) decrease in restricted cash              (1,756)               608
 (Increase) decrease in accounts receivable          (9,842)             2,456
 Decrease (increase) in other assets                    547            (19,292)
 Decrease accounts payable - trade                   (2,065)            (1,778)
 Increase in accounts payable -  related parties          0              1,000
 Increase in interest payable                         5,489             56,464
 Increase in other liabilities                       24,154              2,158
 Decrease in security deposits                       (3,779)           (10,883)
                                                    -------            -------
Net cash provided by operating activities            51,156             28,783
                                                    -------            -------
Cash flows from investing activities:
 Capital expenditures                                     0                  0
                                                    -------            -------
Net cash used in investing activities                     0                  0
                                                    -------            -------
Cash flows from financing activities:
 Principal payments                                 (15,159)           (38,772)
                                                    -------            -------
Net cash used in financing activities               (15,159)           (38,772)
                                                    -------            -------
Increase (decrease) in cash and cash equivalents     35,997             (9,989)

Cash and cash equivalents at beginning of period     59,236             28,549
                                                    -------            -------
Cash and cash equivalents at end of period         $ 95,233           $ 18,560
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

                                   DIVERSIFIED HISTORIC INVESTORS 1990
                                  (a Pennsylvania limited partnership)

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors 1990 (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K of the Registrant, and notes thereto, for the year ended December 31, 1998.

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

               (b)  Reports on Form 8-K:

                    No reports were filed on Form 8-K during the quarter ended March 31, 1999.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 9, 1999         DIVERSIFIED HISTORIC INVESTORS 1990
       ------------
                            By: Dover Historic Advisors 1990, General Partner

                                By: /s/ Jacqueline D. Reichman
                                    --------------------------
                                    JACQUELINE D. REICHMAN
                                    Partner