Form 10-Q
period 1999-06-30
DIVERSIFIED HISTORIC INVESTORS 1990
filed 1999-08-26
CIK 859473

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1999
                               ---------------------------------------
                                  or

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

                    PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

             Consolidated Balance Sheets - June 30, 1999 (unaudited) and December 31, 1998
             Consolidated Statements of Operations - Three Months and Six Months Ended June 30, 1999 and 1998 (unaudited) Consolidated Statements of Cash Flows - Six Months Ended June 30, 1999 and 1998 (unaudited)
             Notes to Consolidated Financial Statements (unaudited)

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

               (1)  Liquidity

                     As  of  June  30, 1999, Registrant  had  cash  of
$104,102. Such funds are expected to be used to pay liabilities of Registrant and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                     As of June 30, 1999, Registrant had restricted cash of $128,506 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

               (3)  Results of Operations

                     During the second quarter of 1999, Registrant incurred a net loss of $83,539 ($16.56 per limited partnership unit) compared to a net loss of $87,777 ($17.27 per limited partnership unit) for the same period in 1998. For the first six months of 1999, the Registrant incurred a net loss of $153,804 ($30.43 per limited partnership unit) compared to a net loss of $195,149 ($38.39 per limited partnership unit) for the same period in 1998.

                     Rental income increased $6,619 from $267,086 in the second quarter of 1998 to $273,705 in the same period in 1999 due to an increase in rental income at the Bakery Apartments and Shockoe Hearth due to increases in the average rental rates.

                     Rental income increased $4,490 from $545,177 for the first six months of 1998 to $549,667 for the same period in 1999 due to an increase in rental income at Jefferson Seymour and Shockoe Hearth due to increases in the average rental rates, partially offset by a decrease at the Bakery Apartments due to a decrease in the rental of corporate apartments.

                      Expenses for rental operations increased by $16,412 from $117,237 in the second quarter of 1998 to $133,649 in the same period in 1999 due to an increase in maintenance expense at the Bakery and Jefferson Seymour and an increase in utilities expense at Jefferson Seymour partially offset by a decrease in wages and salaries expense at the Bakery. The increase in maintenance expense at both the Bakery and Jefferson Seymour is due to painting and repair expenses incurred as a result of turnover of apartment units. The increase in utilities expense at Jefferson Seymour is due to an increase in the average rates. Wages and salaries expense decreased at the Bakery due to the replacement of employees with a contracted security service.

                     Expenses for rental operations decreased $12,006 from $258,922 for the first six months of 1998 to $246,916 for the same period in 1999 is due to a decrease in wages and salaries expense at the Bakery Apartments partially offset by an increase in utility and maintenance expense at Jefferson Seymour. The decrease in wages and salaries expense at the Bakery Apartments is due to the replacement of employees with a contracted security service. The increase in the utility expense at Jefferson Seymour is due to an increase in the average rates and the increase in maintenance expense is due to painting and recarpeting expenses incurred as a result of turnover of apartment units.

                     Interest expense decreased $16,546 from $120,112 in second quarter of 1998 to $103,566 in the same period of 1999 and decreased $30,559 from $246,468 in the first six months of 1998 to $215,909 in the same period of 1999 due to refinancings of the first mortgages at Shockoe Hearth Apartments in May 1998 and the Bakery Apartments in December 1998 which lowered the interest rates.

                     Depreciation and amortization expense decreased from $117,029 in the second quarter of 1998 to $113,697 in the same period in 1999 and decreased $7,315 from $234,708 for the first six months of 1998 to $227,393 in the same period in 1999 due to loan costs becoming fully amortized at the Bakery Apartments, partially offset by an increase at Shockoe Hearth due to loan costs incurred in connection with the refinancing of the first mortgage.

                     Losses incurred during the second quarter at the Registrant's three properties amounted to $70,000, compared to a loss of approximately $81,000 for the same period in 1998. For the first six months of 1999, the Registrant's properties recognized a loss of $128,000, compared to approximately $182,000 for the same period in 1998.

                    In the second quarter of 1999, Registrant incurred a loss of $18,000 at Jefferson Seymour, including $30,000 of depreciation and amortization expense, compared to a loss of $8,000 in the second quarter of 1999, including $30,000 of depreciation and amortization. The increase in the loss is due to an increase in utilities expense due to an increase in the average rates and an increase in maintenance expense due to the painting and recarpeting of several units in connection with the turnover of those apartment units.

                     For the first six months of 1999, Jefferson Seymour incurred a loss of $62,000 including $60,000 of depreciation and amortization expense, compared to a loss of $61,000, including $61,000 of depreciation and amortization expense for the first six months of 1998. The increase in the loss is due to an increase in utility expense due to an increase in the average rates and an increase in maintenance expense due to the painting and recarpeting of several units in connection with the turnover of those apartment units partially offset by an increase in rental income due to an increase in the average rental rates.

                    In the second quarter of 1999, Registrant incurred a loss of $33,000 at Shockoe Hearth, including $27,000 of depreciation and amortization expense compared to a loss of $33,000 including $25,000 of depreciation and amortization expense in the second quarter of 1998 and for the first six months of 1999, incurred a loss of $30,000 including $54,000 of depreciation and amortization expense, compared to a loss of $40,000, including $50,000 of depreciation and amortization expense for the first six months of 1998. The decrease in the loss from the second quarter and first six months of 1998 to the same periods in 1999 is due to an increase in rental income due to an increase in the average rental rates of the residential units combined with a decrease in interest expense partially offset by an increase in amortization. The decrease in interest expense is due to a refinancing of the first mortgage in May 1998 which lowered the interest rate from 10% to 8%. The increase in amortization expense is due to the amortization of loan costs incurred in connection with the refinancing of the first mortgage.

                      In the second quarter of 1999, the Bakery Apartments incurred a loss of $19,000 including $50,000 of depreciation and amortization expense compared to a loss of $40,000 including $55,000 of depreciation and amortization expense for the same period in 1998. The decrease in the loss was due to an increase in rental income due to an increase in average rental rates, combined with a decrease in interest, amortization and wages and salaries expense partially offset by an increase in maintenance expense. Interest expense decreased due to a reduction in the interest rate due to the refinancing of the first mortgage in December of 1998. Amortization expense decreased due to loan costs becoming fully amortized. Wages and salaries expense decreased due to the replacement of employees with a contracted security service. Maintenance expense increased due to the painting and recarpeting of several apartment units.

                     For  the  first  six months of 1999,  the  Bakery
incurred a loss of $36,000, including $101,000 of depreciation and amortization expense compared to a loss of $81,000, including $111,000 of depreciation and amortization expense for the same period in 1998. The decrease in the loss from the first six months of 1998 to the same period in 1999 is due to a decrease in interest, amortization, and wages and salaries expense partially offset by a decrease in rental income. Interest expense decreased due to a reduction in the interest rate due to the refinancing of the first mortgage in December of 1998. Amortization expense decreased due to loan costs becoming fully amortized. Wages and salaries expense decreased due to the replacement of employees with a contracted security service. Rental income decreased due to a decrease in the rental of corporate apartments.

                  DIVERSIFIED HISTORIC INVESTORS 1990
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS

                                Assets

                                         June 30, 1999         December 31, 1998
                                          (Unaudited)
Rental properties, at cost:
Land                                      $   248,856             $   248,856
Buildings and improvements                 10,935,417              10,928,637
Furniture and fixtures                        155,592                 155,592
                                           ----------              ----------
                                           11,339,865              11,333,085
Less - Accumulated depreciation            (3,856,828)             (3,636,531)
                                           ----------              ----------
                                            7,483,037               7,696,554

Cash and cash equivalents                     104,102                  59,236
Restricted cash                               128,506                 152,762
Accounts receivable                            34,286                  26,700
Other assets (net of amortization of
$321,407 and $314,312 at June 30, 1999
and December 31, 1998, respectively)          175,043                 181,392
                                           ----------              ----------
   Total                                  $ 7,924,974             $ 8,116,644
                                           ==========              ==========
                   Liabilities and Partners' Equity

Liabilities:
Debt obligations                          $ 6,314,029             $ 6,340,936
Accounts payable:
       Trade                                  555,229                 547,097
       Related parties                        166,699                 166,699
Interest payable                              185,323                 221,346
Tenant security deposits                       58,066                  62,196
Other liabilities                              36,867                   5,151
                                           ----------              ----------
       Total liabilities                    7,316,213               7,343,425
                                           ----------              ----------
 Minority interests                           379,689                 390,343

Partners' equity                              229,072                 382,876
                                           ----------              ----------
       Total                              $ 7,924,974             $ 8,116,644
                                           ==========              ==========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS 1990
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
   For the Three Months and Six Months Ended June 30, 1999 and 1998
                              (Unaudited)

                                      Three months            Six months
                                      Ended June 30,         Ended June 30,
                                     1999       1998        1999       1998

Revenues:
 Rental income                     $273,705    $267,086   $549,667   $545,177
 Interest income                         35          17         93         17
                                    -------     -------    -------    -------
   Total revenues                   273,740     267,103    549,760    545,194
                                    -------     -------    -------    -------
Costs and expenses:
 Rental operations                  133,649     117,237    246,916    258,922
 General and administrative          12,000      12,000     24,000     24,000
 Interest                           103,566     120,112    215,909    246,468
 Depreciation and amortization      113,697     117,029    227,393    234,708
                                    -------     -------    -------    -------
   Total costs and expenses         362,912     366,378    714,218    764,098
                                    -------     -------    -------    -------
Loss before minority interests      (89,172)    (99,275)  (164,458)  (218,904)
Minority interests' portion of loss   5,633      11,498     10,654     23,755
                                    -------     -------    -------    -------
Net loss                          ($ 83,539)  ($ 87,777) ($153,804) ($195,149)
                                    =======     =======    =======    =======
Net loss per limited partnership unit:
   Loss before minority interests ($  18.59)  ($  19.53) ($  33.94) ($  43.06)
   Minority interests                  2.03        2.26       3.51       4.67
                                    -------     -------    -------    -------
                                  ($  16.56)  ($  17.27) ($  30.43) ($  38.39)
                                    =======     =======    =======    =======

The accompanying notes are an integral part of these financial statements.

                 DIVERSIFIED HISTORIC INVESTORS 1990

                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Six Months Ended June 30, 1999 and 1998
                              (Unaudited)

                                                           Six months ended
                                                               June 30,
                                                           1999       1998
Cash flows from operating activities:
 Net loss                                               ($153,804)  ($195,149)
 Adjustments to reconcile net loss to net cash provided
   by (used in) operating activities:
 Depreciation and amortization                            227,393     234,708
 Minority interest                                        (10,654)    (23,755)
 Changes in assets and liabilities:
 Decrease in restricted cash                               24,256         312
 Increase in accounts receivable                           (7,585)     (2,681)
 Increase in other assets                                    (745)    (56,750)
 Increase (decrease) in accounts payable - trade            8,132     (31,181)
 (Decrease) increase in interest payable                  (36,023)     10,316
 (Decrease) increase in other liabilities                  (4,131)      2,790
 Increase (decrease) in security deposits                  31,716      (5,833)
                                                          -------     -------
Net cash provided by (used in) operating activities        78,555     (67,223)
                                                          -------     -------
Cash flows from investing activities:
 Capital expenditures                                      (6,780)     (5,965)
                                                          -------     -------
Net cash used in investing activities                      (6,780)     (5,965)
                                                          -------     -------
Cash flows from financing activities:
 Proceeds from debt financing                                   0     168,699
 Principal payments                                       (26,907)    (45,508)
                                                          -------     -------
Net cash (used in) provided by financing activities       (26,907)    123,191
                                                          -------     -------
Increase in cash and cash equivalents                      44,868      50,003

Cash and cash equivalents at beginning of period           59,236      28,549
                                                          -------     -------
Cash and cash equivalents at end of period               $104,104    $ 78,552
                                                          =======     =======

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS 1990
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors 1990 (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K and notes thereto, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

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

               (b) Reports on Form 8-K:

                   No reports were filed on Form 8-K during the quarter ended June 30, 1999.

                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 26, 1999       DIVERSIFIED HISTORIC INVESTORS 1990
       ---------------
                             By: Dover Historic Advisors 1990, General Partner

                                 By: EPK, Inc., Partner

                                     By: /s/ Spencer Wertheimer
                                         ----------------------
                                         SPENCER WERTHEIMER
                                         President
                                                          and
                                                          Treasurer