Form 10-Q
period 1999-09-30
DIVERSIFIED HISTORIC INVESTORS 1990
filed 1999-12-17
CIK 859473

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC  20549

                              FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1999
                               -----------------------------------------
                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________

Commission file number               33-33093
                       -------------------------------------------------

                  DIVERSIFIED HISTORIC INVESTORS 1990
-----------------------------------------------------------------------
  (Exact name of registrant as specified in its charter)

     Pennsylvania                                        23-2604695
-------------------------------                    --------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization                      Identification No.)

              1609 Walnut Street, Philadelphia, PA   19103
-----------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code  (215) 557-9800

                                N/A
-----------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

                    PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

        Consolidated Balance Sheets - September 30, 1999 (unaudited) and December 31, 1998
        Consolidated Statements of Operations - Three Months and Nine Months Ended September 30, 1999 and 1998 (unaudited)
        Consolidated Statements of Cash Flows - Nine Months Ended September 30, 1999 and 1998 (unaudited)
        Notes to Consolidated Financial Statements  (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          (1)  Liquidity

               As   of   September   30,   1999, Registrant had cash of
$66,714.  Such funds  are expected  to  be  used  to  pay  liabilities  of
Registrant  and  to fund cash  deficits  of  the properties.   Cash generated
from operations  is used  primarily to fund operating  expenses  and debt
service.   If  cash  flow  proves  to   be insufficient,  the Registrant
will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

               As   of   September   30,   1999, Registrant  had  restricted
cash  of   $128,748 consisting  primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

              At the present time, all three of the Registrant's properties are able to pay their operating expenses and debt service, but it is
unlikely that any cash will be available to   the  Registrant  to  pay  its
general and administrative expenses. It is the Registrant's intention to continue to hold the properties until they can no longer meet the debt service requirements and the properties are foreclosed, or the market value of the properties increases to a point where they can be sold at a price which is sufficient to repay the underlying indebtedness (principal plus accrued interest).

          (2)  Capital Resources

             Any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. Registrant is not aware of any factors which would cause historical capital expenditure levels not to be indicative of capital requirements in the future and accordingly, doesnot believe that it will have to commit material resources to capital investment for the foreseeable future.


          (3)  Results of Operations

              During the third quarter of  1999, Registrant  incurred  a  net
loss  of   $58,388 ($11.49  per limited partnership unit)  compared to a net loss of $77,887 ($15.33 per limited partnership unit) for the same period in 1998. For the first nine months of 1999, the Registrant incurred a net loss of $212,191 ($41.75 per limited partnership unit) compared to a net loss of $273,036 ($53.72 per limited partnership unit) for the same period in 1998.

             Rental income increased $3,769 from $274,239 in the third quarter of 1998 to $278,008 in the same period in 1999 due to an increase in the average occupancy at Jefferson Seymour (88% to 94%) combined with an increase in rental income at Shockoe Hearth Apartments due to an increase in the average rental rates of the residential units partially offset by a decrease in rental income at the Bakery Apartments due to a decrease in occupancy (94% to 89%).

             Rental income increased $8,259 from $819,416 for the first nine months of 1998 to $827,675 for the same period in 1999 due to an increase in the average occupancy at Jefferson Seymour (90% to 95%) combined with an increase in rental income at Shockoe Hearth Apartments due to an increase in the average rental rates of the residential units partially offset by a
decrease   in  rental  income  at   the   Bakery Apartments  due to a decrease
in occupancy  (93% to 90%).

               Expenses for rental operations decreased by $3,024 from $118,054 in the third quarter of 1998 to $115,030 in the same period in 1999 due to a decrease in maintenance expense at both Jefferson Seymour and the Bakery Apartments. The decrease in maintenance expense at Jefferson Seymour is due to a decrease in the turnover in apartment units. The decrease in the Bakery Apartments is due to a decrease in the average occupancy.

               Expenses for rental operations decreased $15,031 from $376,976 for the first nine months of 1998 to $361,945 for the same period in 1999 due to a decrease in maintenance expense at Jefferson Seymour, and a decrease in wages and salary expense partially offset by an increase in maintenance expense at the Bakery Apartments. The maintenance expense decrease at Jefferson Seymour is due to the decrease in the turnover of
apartment units.  The decrease  in wages   and   salary  expense  at   the
Bakery Apartments is due to the replacement of employees  with  contracted
security service; maintenance  expense  increased   due   to   the painting
and  recarpeting of several  apartment units.

              Interest expense decreased $12,598 from $114,009 in the third quarter of 1998 to $101,411 in the same period of 1999 and decreased $43,157 from $360,477 in the first nine months of 1998 to $317,320 in the same period of 1999 mainly due to a refinancing of the first mortgage at Shockoe Hearth Apartments in May 1998 and the Bakery Apartments in December 1998 which lowered the interest rates.

               Depreciation and amortization expense increased $10,765 from $118,858 in the third quarter of 1998 to $129,623 in the same period in 1999 and increased $3,450 from $353,566 for the first nine months of 1998 to $357,016 in the same period in 1999 due to the loan costs at Shockoe
Hearth and  the  Bakery Apartments  incurred  in  connection  with   the
refinancings of the first mortgages.

              Losses incurred during the third quarter at the Registrant's three properties amounted to $66,000, compared to a loss of approximately
$69,000 for the  same  period  in 1998.   For  the first nine months of 1999,
the Registrant's properties recognized a loss of $188,000, compared to approximately $251,000 for the same period in 1998.

              In  the  third  quarter  of  1999, Registrant incurred a loss
of  $27,000   at Jefferson   Seymour,   including $30,000 of depreciation and
amortization expense, compared to a loss of $29,000 in the third quarter of 1998, including $30,000 of depreciation and amortization expense, and for the first nine months of 1998, incurred a loss of $88,000, including $90,000 of depreciation and amortization expense, compared to a loss of $90,000, including $91,000 of depreciation and amortization expense for the first nine months of 1998. The decreases in the losses from the third quarter and the first nine months of 1998 to the same periods in 1999 is due to an increase in rental income combined with a decrease in maintenance expense. The increase in rental income is due to an increase in average occupancy in the third quarter (88% to 94%) and for the first nine months (90% to 95%). The decrease in maintenance expense is due to a decrease in the turnover of apartment units.

              In the third quarter of 1999, Registrant incurred a loss of $2,000 at Shockoe Hearth, including $27,000 of depreciation and amortization expense, compared to a loss of $3,000 including $27,000 of depreciation
and amortization  expense for  the  same  period  in 1998.   The decrease in
the loss for the third quarter of 1998 to the same period in 1999 is mainly the result of an increase in rental income combined with a decrease in interest expense partially offset by an increase in amortization expense. Rental income increased due to an increase in the average rental rates of apartment units. Interest expense decreased due to a refinancing of the first mortgage in May 1998 which lowered the interest rate from 10% to 8%.
The increase in amortization expense is   due  to  the  amortization  of  loan
costs incurred  in connection with the refinancing  of the first mortgage.

              For the first nine months of 1999, Registrant incurred a loss of
$28,000 at Shockoe Hearth, including $80,000 of depreciation and amortization expense, compared to a loss of $43,000, including $76,000 of depreciation
and amortization  expense for  the  same  period  in 1998.   The  decrease in
the loss for the  first nine  months of 1998 to the same period in  1999 is  mainly  the result of an increase in  rental income  combined  with  a
decrease  in  interest expense.   Rental  income increased  due  to  an
increase   in  the  average  rental   rates   of apartment units.  Interest
expense decreased due to a refinancing of the first mortgage in May 1998 which lowered the interest rate from 10% to 8%.

              In  the third quarter of 1999, the Bakery  Apartments incurred a loss of $37,000 including $66,000 of depreciation and amortization expense compared to a loss of $37,000 including $56,000 of depreciation and
amortization  expense for  the  same  period  in 1998.   Although there was no
overall change in the loss from the third quarter of 1998 to the same period in 1999, there was a decrease in rental income and an increase in amortization expense partially offset by a decrease in maintenance and interest expense. The decrease in rental income and the decrease in
maintenance expense   is  due  to  a  decrease  in   average occupancy
(94%  to  89%).   Interest expense decreased due to a reduction in  the
interest rate due to the refinancing of the first mortgage in December of 1998. The significant increase in amortization expense is due to the amortization of additional loan costs incurred in connection with the refinancing.

              For the first nine months of 1999, the Bakery Apartments incurred a loss of $72,000, including $167,000 of depreciation and amortization expense compared to a loss of $118,000, including $167,000 of depreciation and amortization expense for the same period in 1998.
The decrease in the loss from the first nine months of 1998 to the same period in 1999 is due to a decrease in wages and salaries and interest expense partially offset by an increase in maintenance expense and a
decrease in rental income.   Wages  and salaries expense  decreased due to the
replacement of employees with a contracted security service. Interest expense decreased due to a reduction in the interest rate due to the
refinancing  of  the  first mortgage   in  December  of  1998.   Maintenance
expense  increased  due  to  the  painting   and recarpeting  of  several
apartment units. The decrease in rental income is due to the decrease in the average occupancy (93% to 90%).

                   DIVERSIFIED HISTORIC INVESTORS 1990
                   (a Pennsylvania limited partnership)

                       CONSOLIDATED BALANCE SHEETS

                              Assets

                               September 30,    December 31,
                                   1999             1998
                                (Unaudited)
Rental properties, at cost:
Land                          $    248,856     $    248,856
Buildings and improvements      10,957,623       10,928,637
Furniture and fixtures             155,592          155,592
                                ----------       ----------
                                11,362,071       11,333,085
Less-Accumulated depreciation   (3,966,977)      (3,636,531)
                                ----------       ----------
                                 7,395,094        7,696,554

Cash and cash equivalents           66,714           59,236
Restricted cash                    128,748          152,762
Accounts receivable                 28,366           26,700
Other assets (net of amortization
of $340,882 and $314,312 at
September 30, 1999 and
December 31, 1998, respectively)   207,057          181,392
                                ----------       ----------
  Total                        $ 7,825,979      $ 8,116,644
                                ==========       ==========

                  Liabilities and Partners' Equity

Liabilities:
Debt obligations                $ 6,282,505     $ 6,340,936
Accounts payable:
     Trade                          564,623         547,097
     Related parties                164,699         166,699
Interest payable                    200,139         221,346
Tenant security deposits             52,779          62,196
Other liabilities                    37,506           5,151
                                 ----------      ----------
     Total liabilities            7,302,251       7,343,425
                                 ----------      ----------
 Minority interests                 353,043         390,343

Partners' equity                    170,685         382,876
                                 ----------      ----------
     Total                      $ 7,825,979     $ 8,116,644
                                 ==========      ==========

The accompanying notes are an integral part of these financial statements.

                     DIVERSIFIED HISTORIC INVESTORS 1990
                     (a Pennsylvania limited partnership)

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Three Months and Nine Months Ended
                       September 30, 1999 and 1998
                                (Unaudited)

                                 Three months           Nine months
                              Ended September 30,     Ended September 30,
                                 1999    1998           1999    1998

Revenues:
 Rental income                $278,008   $274,239   $  827,675  $  819,416
 Other income                   10,890          0       10,890           0
 Interest income                    73          0          166          17
                               -------    -------    ---------   ---------
  Total revenues               288,971    274,239      838,731     819,433
                               -------    -------    ---------   ---------
Costs and expenses:
 Rental operations             115,030    118,054      361,945     376,976
 General and administrative     12,000     12,000       36,000      36,000
 Interest                      101,411    114,009      317,320     360,477
 Depreciation and amortization 129,623    118,858      357,016     353,566
                               -------    -------    ---------   ---------
  Total costs and expenses     358,064    362,921    1,072,281   1,127,019
                               -------    -------    ---------   ---------
Loss before minority interests (69,093)   (88,682)    (233,550)   (307,586)
Minority interests' portion     10,705     10,795       21,359      34,550
 of loss                       -------    -------     --------    --------
Net loss                     ($ 58,388) ($ 77,887)  ($ 212,191) ($ 273,036)
                               =======    =======     ========    ========

Net loss per limited
partnership unit:
  Loss before minority       ($   13.60) ($  17.46) ($   45.95) ($   60.52)
   interests
  Minority interests               2.11       2.13        4.20        6.80
                               --------    -------    --------    --------
                             ($   11.49) ($  15.33) ($   41.75) ($   53.72)
                               ========    =======    ========    ========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS 1990
                   (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the Nine Months Ended September 30, 1999 and 1998
                              (Unaudited)

                                                   Nine months ended
                                                     September 30,
                                                    1999       1998
Cash flows from operating activities:
 Net loss                                         ($212,191)  ($273,036)
 Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
 Depreciation and amortization                      357,015     353,566
 Minority interest                                  (21,359)    (34,550)
 Changes in assets and liabilities:
 Decrease (increase) in restricted cash              24,014      (3,272)
 Increase in accounts receivable                     (1,666)       (844)
 Increase in other assets                           (52,236)    (59,192)
 Increase (decrease) in accounts
  payable - trade                                     17,526     (77,689)
 Decrease in accounts payable -                       (2,000)          0
  related parties
(Decrease) increase in interest payable              (21,207)     11,847
(Decrease) increase in other liabilities              (9,417)      4,348
 Increase (decrease) in security deposits             32,354        (339)
                                                     -------     -------
Net cash provided by (used in) operating activities  110,833     (79,161)
                                                     -------     -------
Cash flows from investing activities:
  Capital expenditures                               (28,986)     (5,965)
                                                     -------     -------
Net cash used in investing activities                (28,986)     (5,965)
                                                     -------     -------
Cash flows from financing activities:
  Distributions to partners                          (15,938)          0
  Proceeds from debt financing                             0     168,699
  Principal payments                                 (58,431)    (61,930)
                                                     -------     -------
Net cash (used in) provided by financing activities  (74,369)    106,769
                                                     -------     -------

Increase in cash and cash equivalents                  7,478      21,643

Cash and cash equivalents at beginning of period      59,236      28,549
                                                     -------     -------
Cash and cash equivalents at end of period         $  66,714   $  50,192
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

           (b)  Reports on Form 8-K:

                No reports were filed on Form 8-K during the quarter ended September 30, 1999.

                   SIGNATURES

       Pursuant  to  the  requirements  of   the Securities Exchange Act of
1934, Registrant  has duly  caused  this report to be  signed  on  its
behalf   by  the  undersigned,  thereunto   duly authorized.

Date:  December 16, 1999   DIVERSIFIED HISTORIC INVESTORS 1990
       -----------------
                           By: Dover Historic Advisors 1990, General Partner

                               By: EPK, Inc., Partner

                                   By: /s/ Spencer Wertheimer
                                       ----------------------
                                       SPENCER WERTHEIMER
                                       President and Treasurer