Form 10-K
period 1999-12-31
DIVERSIFIED HISTORIC INVESTORS 1990
filed 2000-09-12
CIK 859473

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                 FORM 10-K

(Mark One)[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                  December 31, 1999
                         ----------------------------------------------------

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                          to
                              --------------------------  -------------------
Commission file number                        33-33093
                      -------------------------------------------------------

                       DIVERSIFIED HISTORIC INVESTORS 1990
-----------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

           Pennsylvania                                        23-2604695
-------------------------------                           -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification No.)

                 1609 WALNUT STREET, PHILADELPHIA,  PA  19103
-----------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code  (215) 557-9800

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  5,032 Units

                     UNITS OF LIMITED PARTNERSHIP INTEREST
-----------------------------------------------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to
such filing requirements for the past 90 days.           Yes  X    No
                                                            -----    -----
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

                    PART I

Item 1.   Business

          a. General Development of Business

               Diversified  Historic  Investors
1990  ("Registrant")  is a limited  partnership
formed in 1989 under Pennsylvania law.   As  of
December  31, 1999, Registrant had  outstanding
5,032  units  of  limited partnership  interest
(the "Units").

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

              Since the Registrant's inception,
all  the  properties  acquired  either  by  the
Registrant,  or the subsidiary partnerships  in
which   it   has   an   interest,   have   been
rehabilitated   and   certified   as   historic
structures   and  have  received  the   related
investment   tax  credit.   In  addition,   one
property  (Jefferson Seymour) is  a  low-income
housing structure which has received low income
housing  tax credits.  All properties are  held
for  rental  operations.  At this  time  it  is
anticipated   that  all  the  properties   will
continue to be held for this purpose.  At  such
time  as the market for real estate of the type
held   by  the  Registrant  improves  and  real
property   values   begin  to   increase,   the
Registrant   will  re-evaluate  its  investment
strategy regarding the properties.

               As   of   December   31,   1999,
Registrant owned interests in three properties,
one  each located in Connecticut, Virginia  and
Louisiana. In total, the properties contain 127
apartment  units and 15,116 square feet  ("sf")
of commercial/retail space.  As of December 31,
1999,  118 apartment units are under  lease  at
monthly  rental  rates  ranging  from  $329  to
$2,150  and  14,451 sf of the commercial/retail
space  is under lease at an annual rental  rate
of $10.01 per sf.  Rental of the apartments and
commercial   space  is  not  expected   to   be
seasonal.   For  a  further discussion  of  the
properties, see Item 2, Properties.

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

            d.   Financial  Information   About
Foreign  and  Domestic  Operations  and  Export
Sales.

              See  Item 8. Financial Statements
and Supplementary Data.

Item 2.   Properties

           As  of  the  date hereof, Registrant
owned  three properties, or interests  therein.
A summary description of each property held at December 31, 1999 is given below.

          a. Jefferson/Seymour - consists of 30
apartment units and 665 sf of commercial  space
at  94-96, 98-100 Jefferson Street and  134-138
Seymour  Street  in Hartford, Connecticut.   In
October 1990, the Registrant was admitted as  a
limited   partner  with  a  99%   interest   in
Jefferson Seymour Limited Partnership ("JSLP"),
a  Connecticut limited partnership, for a  cash
contribution of $1,417,000.  One of  the  other
general  partners also contributed $390,000  of
capital.     JSLP   subsequently    capitalized
$261,665  in acquisition costs related  to  the
investment.   JSLP  acquired and  rehabilitated
the  buildings for $3,288,665 ($129.48 per sf),
including  two  mortgage notes payable  in  the
original   aggregate   principal   amount    of
$1,220,000.  The first note payable of $300,000
(principal balance of $272,626 at December  31,
1999)  bears  interest at 1% and  is  due  June
2010.   The  second  note payable  of  $920,000
(principal balance of $736,182 at December  31,
1999) bears interest at the lender's cost of funds plus 2 1/2%. In 1997, the loan was sold.

                The  property is managed by  an
independent  property management firm.   As  of
December  31,  1999, 27 residential  apartments
are  under lease (90%) at monthly rents ranging
from  $425  to $558 per month.  All residential
leases  are  renewable, one-year  leases.   The
occupancy rate was 90% for 1998, 97% for  1997,
92%  for  1996 and 92% for 1995.   The  monthly
rental  range has been approximately  the  same
since  1995.  As of December 31, 1999, none  of
the  665 sf of commercial space is under lease.
Every effort is being made at this time by  the
property management firm to rent the commercial
space.  The occupancy for the commercial  space
was  50%  for 1998, 17% for 1997, 46% for  1996
and  50%  for 1995.  The annual rent  has  been
approximately $27.00 per sf since 1995.   There
are  no  contingent rentals included in  income
for the years ended December 31, 1999, 1998 and
1997.   For tax purposes, this property  has  a
basis  of  $2,454,365 and is depreciated  using
the straight-line method with a useful life  of
27.5  years.  The annual real estate taxes  are
$26,374 which is based on an assessed value  of
$839,930  taxed at a rate of $3.140  per  $100.
No  one tenant occupies ten percent or more  of
the   building.   It  is  the  opinion  of  the
management of the Registrant that the property is adequately covered by insurance.

            b.  Shockoe  Hearth  Apartments   -
consists of 29 apartment units and 14,451 sf of
commercial space at 1417-1423 East Cary  Street
in  Richmond, Virginia.  In December 1990,  the
Registrant  was  admitted with  a  99%  general
partnership  interest in Lawrence  One  General
Partnership   ("LOGP"),  a   Virginia   general
partnership,   for  a  cash   contribution   of
$800,000.     LOGP   subsequently   capitalized
$150,455 in acquisition costs relating  to  the
investment.   LOGP  acquired and  rehabilitated
the  property for $2,600,000 ($90.49  per  sf),
consisting  of  the  equity  contribution   and
$1,800,000  provided by a loan.  The  loan  was
refinanced  in  May 1998.  As  refinanced,  the
loan  is  in  the stated amount  of  $1,890,500
(principal  balance of $1,850,377  at  December
31, 1999), bears interest at 8%, with monthly principal and interest payments of $14,591 and matures in 2013.

              The  property  is managed  by  an
independent  property management firm.   As  of
December 31, 1999, all 29 of the apartments are
under  lease  with rents ranging from  $329  to
$865 per month, and all of the commercial space
is  under lease by one tenant at an annual rent
of  $10.81 per sf.  All residential leases  are
renewable, one-year leases.  The occupancy rate
was 100% for 1998, 98% for 1997, 100% for 1996,
and 96% for 1995.  The monthly rental range has
been  approximately the same since  1995.   The
occupancy  for  the commercial space  has  been
100%  since  1995.  The annual rent was  $10.01
per sf in 1998, $9.54 per sf in 1997, $9.08 per
sf  in  1996  and $8.65 per sf  in  1995.   The
commercial  space  is occupied  by  one  tenant
which  operates as a restaurant  and  currently
has a ten-year lease which expires February 14,
2003.   The  minimum rental  was  $153,154  for
1999.  There are no contingent rentals included
in income for the years ended December 31, 1999
1998 and 1997.  For tax purposes, this property
has  a  basis  of $2,509,250 and is depreciated
using  the straight-line method with  a  useful
life  of  27.5 years.  The annual  real  estate
taxes are $24,453 which is based on an assessed
value  of $1,710,000 taxed at a rate of  $1.430
per  $100.  It is the opinion of the management
of   the   Registrant  that  the  property   is
adequately covered by insurance.

           c.  The Bakery Apartments - consists
of  68  apartment  units at 1111  South  Peters
Street  in  New Orleans, Louisiana.   In  March
1991,  the Registrant acquired a 72.3%  general
partnership  interest in The Bakery  Apartments
General   Partnership  ("BAGP"),  a   Louisiana
general  partnership which owns  the  property,
for   a   cash   contribution  of   $1,235,000.
Affiliates  of  the  Registrant  simultaneously
acquired   26.7%  of  the  general  partnership
interests   in  BAGP  for  an  aggregate   cash
contribution  of  $465,000.  BAGP  subsequently
capitalized   $242,040  in  acquisition   costs
relating to the investment.  BAGP acquired  and
rehabilitated   the  property  for   $5,029,000
($65.18  per  sf).  The rehabilitation  of  the
property  was financed in part with two  loans,
one  for  $3,135,000 and the other for $201,500
(principal balance of $189,371 at December  31,
1999).   The first loan bore interest at 8.25%,
with  monthly  principal and interest  payments
based  on  a  30  year  amortization  schedule,
principal due in 1999.  The second loan is from
the  general partner of BAGP and has  the  same
terms  as  the first loan.  The first loan  was
refinanced in November 1998.  The new  loan  is
for $3,100,000 (principal balance of $3,069,945
at December 31, 1999) bears interest at 6.775%,
is payable in monthly payments of principal and
interest in the amount of $20,158 and is due in
November  2008.   In  March  1991,  a  $175,000
collateral mortgage note (principal balance  of
$152,386  at December 31, 1999) was  issued  to
the   developer/partner  for  working   capital
advances.  This note bears interest at 9%  with
payments based on available positive cash  flow
of  the  property.  In order to satisfy certain
credit   requirements  of   the   lender,   the
Registrant  exchanged its  general  partnership
interest for a limited partnership interest  in
a   reconstituted  partnership.   However,  the
Registrant  retained  substantially  the   same
rights and privileges as it had as a general partner. The property is managed by a property management firm which is an affiliate of the general partner of BAGP.

              As of December 31, 1999, 62 units
are   under  lease  (91%)  with  monthly  rents
ranging  from $500 to $2,150.  All  leases  are
renewable, one-year leases.  The occupancy rate
was  96%  for 1998, 94% for 1997, 95% for  1996
and  100%  for 1995.  The monthly rental  range
has  been  approximately the same  since  1995.
For tax purposes, this property has a basis  of
$3,381,856   and  is  depreciated   using   the
straight-line method with a useful life of 27.5
years.   The  annual  real  estate  taxes   are
$11,677 which is based on an assessed value  of
$65,700  taxed at a rate of $17.773  per  $100.
No  one tenant occupies ten percent or more  of
the   building.   It  is  the  opinion  of  the
management of the Registrant that the property is adequately covered by insurance.

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

                    PART II

Item 5.   Market for Registrant's Common Equity
and Related Stockholder Matters

           a.  There  is no established  public
trading market for the Units. Registrant does not anticipate any such market will develop.
Trading in the Units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur.
Registrant's records indicate that 65 units were transferred of record in 1999.

           b.  As  of December 31, 1999,  there
were 488 record holders of Units.

           c.  Registrant did not  declare  any
cash dividends in 1999 and 1998.

Item 6.   Selected Financial Data

          The following selected financial data
are for the five years ended December 31, 1999.
This data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                       1999        1998        1997        1996        1995
                      ------      ------      ------      ------      ------
Rental income      $1,094,599  $1,109,060  $1,092,708  $1,081,821  $1,059,508
Interest income         1,644         470         300       1,540       2,491
Net loss              354,032     442,499     450,509     496,109     469,528
Net loss per Unit       69.65       87.06       88.63       97.60       92.37
Total assets net
of depreciation
and amortization)   7,699,562   8,116,644   8,352,879   8,771,520   9,244,523
Debt obligations    6,270,887   6,340,936   6,085,969   6,154,278   6,199,255


Item  7.   Management's Discussion and Analysis
of Financial Condition and Results of Operations

          (1)  Liquidity

               As   of   December   31,   1999,
Registrant had cash of $64,120. Such funds  are
expected  to  be  used to pay  liabilities  and
general   and   administrative   expenses    of
Registrant  and  to fund cash deficits  of  the
properties.  Cash generated from operations  is
used  primarily to fund operating expenses  and
debt  service.   If  cash  flow  proves  to  be
insufficient,  the Registrant will  attempt  to
negotiate with the various lenders in order  to
remain   current   on  all  obligations.    The
Registrant is not aware of any additional sources of liquidity.

               As   of   December   31,   1999,
Registrant  had  restricted  cash  of  $153,116
consisting primarily of funds held as  security
deposits, replacement reserves and escrows  for
taxes.   As a consequence of these restrictions
as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (3)  Results of Operations

               During  the  fiscal  year  1999,
Registrant incurred a loss of $354,032  ($69.65
per  limited  partnership unit) compared  to  a
loss    of   $442,499   ($87.06   per   limited
partnership  unit)  in  1998  and  a  loss   of
$450,509 ($88.63 per limited partnership unit) in 1997.

               Rental  income  increased   from
$1,092,708  in 1997 to $1,109,060 in  1998  and
decreased to $1,094,599 in 1999. The decrease from 1998 to 1999 is due to the decrease in rental income at the Bakery Apartments due to a decrease in occupancy, partially offset by an increase in rental income at both Jefferson
Seymour due to an increase in occupancy and at Shockoe Hearth apartments due to an increase in the average rental rates. The increase from 1997 to 1998 is due to increases in rental income at both the Bakery and Shockoe Hearth apartments due to increases in the average rental rates.

              Other income received in 1999  is
due  to the partnership fees paid by the Bakery
Apartments as a result of the refinancing of the first mortgage in 1998.

              Expenses  for  rental  operations
increased from $534,794 in 1997 to $539,844  in
1998  and  decreased to $506,822 in 1999.   The
decrease from 1998 to 1999 is due to a decrease in maintenance expense at the Shockoe Hearth
Apartments due to lower turnover of apartment units, partially offset by an increase in maintenance expense at the Bakery Apartments due to a higher turnover of apartment units.
The increase from 1997 to 1998 resulted from an increase in maintenance expense at Shockoe
Hearth apartments due to a higher turnover of apartment units, partially offset by a decrease in bad debt expense at Jefferson Seymour due to a non-recurring write off of tenant receivables in 1997.

              Partnership  administrative  fees
incurred  in  1999  are  the  result   of   the
refinancing of the first mortgage at the Bakery
Apartments in 1998.

              Interest  expense decreased  from
$540,682  in  1997  to  $529,213  in  1998  and
decreased  to  $440,340 in 1999.  The  decrease
from  1998 to 1999 is due to decreases at  each
of  the  properties.  The decrease at Jefferson
Seymour  is  due  to  the  reduction   of   the
principal   balance   on  which   interest   is
calculated. The decrease at Shockoe Hearth is due to the refinancing of the first mortgage in May 1998. Interest expense decreased at the Bakery Apartments due to the refinancing of the first mortgage in December 1998. The decrease from 1997 to 1998 is due to a decrease at Shockoe Hearth apartments due to a decrease in the interest rate from 10% to 8%, in connection with the May 1998 refinancing.

               Depreciation  and   amortization
expense  increased  from $475,914  in  1997  to
$489,088  in 1998 and decreased to $455,811  in
1999.    The   decrease  in  depreciation   and
amortization expense from 1998 to 1999  is  due
to the write-off of previous loan costs in 1998
in connection with the refinancing of the first
mortgage   at   the  Bakery  Apartments.    The
increase  from  1997 to 1998 is the  result  of
amortization   of   loan   fees   incurred   in
connection with the refinancings at both the Bakery and Shockoe Hearth apartments partially offset by a decrease at Jefferson Seymour when organization costs became fully amortized in January 1998.

              In  1999 losses of $338,000  were
incurred  at the Registrant's three  properties
compared  to  $414,000 in 1998 and $422,000  in
1997.      A     discussion     of     property
operations/activities follows:

              In  1999,  Registrant incurred  a
loss of $93,000 at Jefferson/Seymour, including
$120,000   of   depreciation  and  amortization
expense   compared  to  a  loss   of   $145,000
including   $120,000   of   depreciation    and
amortization  expense in 1998  and  a  loss  of
$152,000 including $128,000 of depreciation and
amortization expense in 1997.  The decrease  in
the  loss  from  1998 to  1999  is  due  to  an
increase  in  rental  income  combined  with  a
decrease  in  the  interest  expense.    Rental
income  increased due to an increase in average
occupancy.  The decrease in interest expense is
due  to  the reduction of principal balance  on
which interest is calculated.  The decrease  in
the  loss from 1997 to 1998 is the result of  a
decrease  in  bad debt expense and amortization
expense.  Bad debt expense decreased due  to  a
non-recurring  write-off of tenant  receivables
in  the  third  quarter of 1997.   Amortization
expense   decreased  when  organization   costs
became fully amortized in January 1998.

              In  1999,  Registrant incurred  a
loss  of  $55,000  at Shockoe Hearth  including
$107,000   of   depreciation  and  amortization
expense compared to a loss of $85,000 including
$104,000   of   depreciation  and  amortization
expense in 1998 and a loss of $80,000 including
$99,000   of   depreciation  and   amortization
expense in 1997.  The decrease in the loss form
1998  to  1999 is due to an increase in  rental
income  combined with a decrease in maintenance
and  interest expense.  The increase in  rental
income  is due to an increase in average rental
rates.  Maintenance expense decreased due to  a
lower  turnover  of apartment units.   Interest
expense decreased due to a refinancing  of  the
first  mortgage in May 1998 which  lowered  the
interest rate from 10% to 8%.  The increase  in
the  loss  from  1997 to  1998  is  due  to  an
increase   in   amortization  and   maintenance
expense  partially  offset by  an  increase  in
rental   income  and  a  decrease  in  interest
expense.  Amortization expense increased due to
loan  costs  incurred  in connection  with  the
refinancing of the first mortgage.  Maintenance
expense  increased due to a higher turnover  of
apartment  units.  Rental income increased  due
to  an  increase in the average  rental  rates.
Interest   expense   decreased   due   to   the
refinancing of the first mortgage which lowered the interest rate from 10% to 8%.

              In  1999,  Registrant incurred  a
loss   of  $191,000  at  the  Bakery  including
$202,000   of   depreciation  and  amortization
expense   compared  to  a  loss   of   $184,000
including   $239,000   of   depreciation    and
amortization  expense in 1998  and  a  loss  of
$190,000 including $223,000 of depreciation and
amortization expense in 1997. The  increase  in
the loss from 1998 to 1999 is due to a decrease
in  rental income combined with an increase  in
maintenance   expense  and  partnership   fees,
partially offset by a decrease in interest  and
amortization expense.  The decrease  in  rental
income   is  due  to  a  decrease  in   average
occupancy.   Maintenance expense increased  due
to  higher  turnover of apartment  units.   The
partnership  fees  incurred  in  1999  are  the
result of the refinancing of the first mortgage
in  1998  paid to the Registrant.  The decrease
in  interest  expense is due to a reduction  in
the interest rate due to the refinancing of the
first  mortgage  in  December  of  1998.    The
decrease in amortization expense is due to  the
write-off  of previous loan costs  in  1998  in
connection  with the refinancing of  the  first
mortgage.   The decrease in the loss from  1997
to  1998  is  due to a decrease  in  wages  and
salaries  and corporate apartments expense  and
an  increase in rental income partially  offset
by  an increase in amortization expense.  Wages
and  salaries  expense  decreased  due  to  the
replacement  of  employees  with  a  contracted
security service.  Corporate apartments expense
decreased  due to a decrease in the  rental  of
corporate  apartments.  Rental income increased
due to an increase in the average rental rates.
Amortization  expense  increased  due  to   the
amortization   of   loan  costs   incurred   in
connection with the refinancing of the first mortgage.

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

         Independent Auditor's Report

To the Partners of
Diversified Historic Investors 1990

We  have  audited the accompanying consolidated
balance sheet of Diversified Historic Investors
1990  (a Pennsylvania Limited Partnership)  and
subsidiaries as of December 31, 1999  and  1998
and  the  related  consolidated  statements  of
operations and changes in partners' equity  and
cash  flows  for the years ended  December  31,
1999,   1998,  and  1997.   These  consolidated
financial statements are the responsibility  of
the      Partnership's     management.      Our
responsibility  is  to express  an  opinion  on
these  financial statements based on our audit.
We  did  not audit the financial statements  of
The   Bakery  Apartments  General  Partnership,
which   statements  reflect  total  assets   of
$3,395,482  and $3,620,782 as of  December  31,
1999 and 1998, respectively, and total revenues
of  $598,055 and $624,484, respectively for the
years   then  ended.   Those  statements   were
audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for The Bakery
Apartments General Partnership is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversified Historic Investors 1990 as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999, 1998, and 1997 in conformity with generally accepted accounting principles.

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


Gross, Kreger & Passio, L.L.C.
Philadelphia, Pennsylvania
March 2, 2000

         Independent Auditor's Report


To the Partners of
The Bakery Apartments Limited Partnership

We have audited the accompanying balance sheets
of  The  Bakery Apartments Limited Partnership,
for  December 31, 1999 and 1998 and the related
statements of operations, partners' equity  and
cash  flows  for the years then  ended.   These
financial statements are the responsibility  of
the      partnership's     management.      Our
responsibility is to express an opinion on these financial statements based on our audit.

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

In   our   opinion,  the  financial  statements
referred  to  above  present  fairly,  in   all
material  respects, the financial  position  of
The Bakery Apartments Limited Partnership as of
December 31, 1999 and 1998, and the results  of
its operations and its cash flows for the years
then   ended   in  conformity  with   generally
accepted accounting principles.

Pailet, Meunier and LeBlanc, L.L.P.
Metairie, Louisiana
February 10, 2000

            DIVERSIFIED HISTORIC INVESTORS 1990
                  (a limited partnership)

        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

            AND FINANCIAL STATEMENT SCHEDULES


Consolidated financial statements:                                Page

   Consolidated Balance Sheets at December 31, 1999 and 1998       13

   Consolidated Statements of Operations for the Years
   Ended December 31, 1999, 1998, and 1997                         14

   Consolidated Statements of Changes in Partners' Equity
   for the Years Ended December 31, 1999, 1998, and 1997           15

   Consolidated Statements of Cash Flows for the Years
   Ended December 31, 1999, 1998, and 1997                         16

   Notes to consolidated financial statements                    17-22

Financial statement schedules:

   Schedule  XI - Real Estate and Accumulated Depreciation        24

   Notes to Schedule XI                                           25


All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

               DIVERSIFIED HISTORIC INVESTORS 1990
                     (a limited partnership)

                   CONSOLIDATED BALANCE SHEETS
                   December 31, 1999 and 1998

                              Assets

                                                1999           1998
                                               ------         ------
Rental properties at cost:
  Land                                     $   248,856    $   248,856
  Buildings and improvements                10,940,625     10,928,637
  Furniture and fixtures                       155,592        155,592
                                           -----------    -----------
                                            11,345,073     11,333,085
  Less - accumulated depreciation           (4,060,526)    (3,636,531)
                                           -----------    -----------
                                             7,284,547      7,696,554

Cash and cash equivalents                       64,120         59,236
Restricted cash                                153,116        152,762
Accounts receivable                              9,804         26,700
Other assets (net of accumulated
  Amortization of $330,182 and $314,312)       187,975        181,392
                                           -----------    -----------
          Total                            $ 7,699,562    $ 8,116,644
                                           ===========    ===========


                     Liabilities and Partners' Equity

Liabilities:
  Debt obligations                         $ 6,270,887    $ 6,340,936
  Accounts payable:
    Trade                                      615,364        547,097
    Related parties                            145,123        166,699
  Interest payable                             246,604        221,346
  Tenant security deposits                      53,214         62,196
  Other liabilities                              4,990          5,151
                                           -----------    -----------
          Total liabilities                  7,336,182      7,343,425
                                           -----------    -----------

Minority interests                             334,536        390,343

Partners' equity                                28,844        382,876
                                           -----------    -----------
          Total                            $ 7,699,562    $ 8,116,644
                                           ===========    ===========

The accompanying notes are an integral part of these financial statements.

                 DIVERSIFIED HISTORIC INVESTORS 1990
                       (a limited partnership)

                CONSOLIDATED STATEMENTS OF OPERATIONS

        For the Years Ended December 31, 1999, 1998 and 1997


                                             1999         1998         1997
                                            ------       ------       ------
Revenues:
  Rental income                          $1,094,599   $1,109,060   $1,092,708
  Interest income                             1,644          470          300
  Other income                               10,890            0            0
                                         ----------   ----------   ----------
          Total revenues                  1,107,133    1,109,530    1,093,008

Costs and expenses:
  Rental operations                         506,822      539,844      534,794
  General and administrative                 48,000       48,000       48,000
  Partnership administrative fees            66,000            0            0
  Interest                                  440,340      529,213      540,682
  Depreciation and amortization             455,811      489,088      475,914
                                         ----------   ----------   ----------
          Total costs and expenses        1,516,973    1,606,145    1,599,390
                                         ----------   ----------   ----------
Loss before minority interests             (409,840)    (496,615)    (506,382)

Minority interests' portion of loss          55,808       54,116       55,873
                                         ----------   ----------   ----------
Net loss                                ($  354,032) ($  442,499) ($  450,509)

Net loss per limited partnership unit:
  Loss before minority interests        ($    80.63) ($    97.70) ($    99.62)
  Minority interests                          10.98        10.64        10.99
                                         ----------   ----------   ----------
                                        ($    69.65) ($    87.06) ($    88.63)
                                         ==========   ==========   ==========

The accompanying notes are an integral part of these financial statements.

              DIVERSIFIED HISTORIC INVESTORS 1990
                    (a limited partnership)

      CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY

       For the Years Ended December 31, 1999, 1998 and 1997


                                           Diversified
                                            Historic     Limited
                                            Advisors    Partners
                                            1990 (1)      (2)         Total
                                           -----------  --------     -------
Percentage participation in profit or loss    1%           99%         100%

Balance at December 31, 1996               ($21,273)   $1,297,157   $1,275,884
Net loss                                     (4,505)     (446,004)    (450,509)
                                            -------    ----------   ----------
Balance at December 31, 1997                (25,778)      851,153      825,375
Net loss                                     (4,425)     (438,074)    (442,499)
                                            -------    ----------   ----------
Balance at December 31, 1998                (30,203)      413,079      382,876
Net loss                                     (3,540)     (350,492)    (354,032)
                                            -------    ----------   ----------
Balance at December 31, 1999               ($33,743)   $   62,587   $   28,844
                                            =======    ==========   ==========

(1)  General Partner.

(2) 5,032 limited partnership units outstanding at December 31, 1999, 1998, and 1997.


The accompanying notes are an integral part of these financial statements.

               DIVERSIFIED HISTORIC INVESTORS 1990
                     (a limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS

       For the Years Ended December 31, 1999, 1998 and 1997

                                           1999           1998         1997
                                          ------         ------       ------
Cash flows from operating activities:
  Net loss                              ($354,032)   ($  442,499)   ($450,509)
Adjustments to reconcile net loss to
 net cash provided by (used in)
 operating activities:
Depreciation and amortization             455,811        489,088      475,914
Minority Interests                        (55,808)       (54,116)     (55,873)
Changes in assets and liabilities:
  Increase in restricted cash                (354)       (57,153)      (3,640)
  Decrease (increase) in accounts
   receivable                              16,896         (2,195)      (6,604)
  Increase in other assets                (38,398)      (149,806)     (32,337)
  Increase (decrease) in accounts
   payable - trade                         68,267        (32,611)      97,692
  (Decrease) increase in accounts
   payable - related parties              (21,576)       (26,097)      44,786
  Increase in interest payable             25,258         95,676       34,235
  (Decrease) increase in tenant
   security deposits                       (8,982)         1,158       (6,002)
  Decrease in other liabilities              (161)       (32,713)     (14,660)
                                         --------     ----------     --------
    Net cash provided by (used in)
     operating activities                  86,921       (211,268)      83,002
                                         --------     ----------     --------
Cash flows from investing activities:
  Capital expenditures                    (11,988)       (13,012)     (19,304)
                                         --------     ----------     --------
    Net cash used in investing
     activities:                          (11,988)       (13,012)     (19,304)
                                         --------     ----------     --------
Cash flows from financing activities:
  Proceeds from debt refinancing                0      3,100,000            0
  Payments of principal under debt
   obligations                            (70,049)    (2,845,033)     (68,309)
                                         --------     ----------     --------
    Net cash (used in) provided by
     financing activities:                (70,049)       254,967      (68,309)
                                         --------     ----------     --------
Increase (decrease) in cash and cash
 equivalents                                4,884         30,687       (4,611)
Cash and cash equivalents at
 beginning of year                         59,236         28,549       33,160
                                         --------     ----------     --------
Cash and cash equivalents at end of year $ 64,120     $   59,236     $ 28,549
                                         ========     ==========     ========

Supplemental Disclosure of Cash Flow
 Information:
  Cash paid during the year for interest $415,082     $  443,537     $506,447


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

2.   Depreciation

Depreciation  is computed using  the  straight-
line method over the estimated useful lives  of
the  assets.   Buildings and  improvements  are
depreciated over 25 years and furniture and fixtures over five years.

3.   Net Loss Per Limited Partnership Unit

The net loss per limited partnership unit is based on the weighted average number of limited partnership units outstanding during the period
(5,032 in 1999, 1998, and 1997).

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

NOTE D - TRANSACTIONS WITH RELATED PARTIES

Included in Accounts Payable - Related Party was $145,123 and $166,699 at December 31, 1999
and 1998, respectively, owed to the co-general partners of the Partnership's Ventures, for additional amounts advanced for working capital needs. These advances are non-interest bearing and will be paid out of available cash flow from the related properties.

Partnership administrative fees were paid to the management company in the amount of $66,000 by the Bakery during 1999 for the execution of the refinancing of the first mortgage in 1998.
NOTE E - LEASES

The   Partnership's  leases   with   commercial
tenants  are  classified as  operating  leases.
These leases are generally for a period of three to five years and provide for a fixed base rent plus a share of certain operating costs.

Minimum future commercial rentals on operating leases as of December 31, 1999 are as follows:

                 2000             $159,536
                 2001              167,512
                 2002              175,892
                 2003               29,550
                 2004               18,990

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

NOTE G - DEBT OBLIGATIONS

Debt obligations were as follows:
                                                    December 31,
                                                 1999          1998
                                                ------        ------
Mortgage  loan;  interest  at  8%   until    $  736,182    $  747,819
January  1996 when interest resets  based
on a specified index; monthly payments of
principal  and interest of $7,102;  based
on   a   25-year  amortization  schedule;
collateralized  by  the  related   rental
property

Note  payable;  interest at  1%;  monthly       272,626       272,626
interest payments of $228; due June 2010

Mortgage  loan; interest at  8%;  monthly     1,850,377     1,876,281
payments of principal and interest of $14,591 based on a 30-year amortization schedule; due June 2013; collateralized by the related rental property

Mortgage   loan;  interest   at   6.775%;     3,069,945     3,100,000
monthly   payments   of   principal   and
interest  of  $20,158  based  on  30-year
amortization schedule; due November 2008;
collateralized  by  the  related   rental
property

Note  payable to developer;  interest  at      152,386       152,386
9%; payments based on positive cash flow of the property; due upon sale of the property

Note  payable to developer;  interest  at
8.25%; monthly payments of principal  and
interest  of  $1,514 based on  a  30-year
amortization schedule; collateralized  by
the related rental property; due November
2022                                           189,371       191,824
                                            ----------    ----------
                                            $6,270,887    $6,340,936
                                            ==========    ==========

Maturities of debt obligations at December 31, 1999, are as follows:

             Year Ending December 31,
             ------------------------
                     2000              $   63,061
                     2001                  67,835
                     2002                  72,975
                     2003                  78,508
                     2004                  84,461
                  Thereafter            5,904,047
                                       ----------
                                       $6,270,887
                                       ==========

NOTE H - INCOME TAX BASIS RECONCILIATION

Certain  items enter into the determination  of
the  results  of  operations in different  time
periods   for   financial  reporting   ("book")
purposes  and for income tax ("tax")  purposes.
The reconciliation of net loss and partners' equity follows:

                                           For the Years Ended December 31,
                                           1999          1998          1997
                                          ------        ------        ------
Net loss - book                       ($  354,032)  ($  442,499)  ($  450,509)
Excess of book over tax depreciation      423,698       196,436       134,039
Other timing differences                        0           661         1,759
Minority Interest                        (261,277)      (30,386)      (15,699)
                                       ----------    ----------    ----------
Net loss - tax                        ($  191,611)  ($  275,788)  ($  330,410)
                                       ==========    ==========    ==========

Partners' equity - book                $   28,844    $  382,876    $  825,376
Costs of issuance                         638,660       638,660       638,660
Cumulative book over tax loss             833,134       670,713       504,000
Basis reduction                        (1,565,104)   (1,565,104)   (1,565,104)
                                       ----------    ----------    ----------
Partners' equity - tax                ($   64,466)   $  127,145    $  402,932
                                       ==========    ==========    ==========

           SUPPLEMENTAL INFORMATION

               DIVERSIFIED HISTORIC INVESTORS 1990
                      (a limited partnership)

     SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                       DECEMBER 31, 1999

                                                       Costs
                                                    Capitalized
                                                    Subsequent
                                Initial Cost to         to
                               to Partnership (b)   Acquisition

                                        Buildings               Date of
                   Encum-                  and        Improve-  Constr.   Date
Description(a)  brances (e)   Land     Improvements    ments      (a)   Acquired

30 apartment
units and
665 square
feet of
commercial
space in
Hartford, CT    $1,008,808      -       $ 3,027,000   $268,365    1990    1990

29 apartment
units and
14,451 square
feet of
commercial
space in
Richmond, VA     1,850,377    186,381     2,287,980    371,725    1990    1990

68 apartment
units in New
Orleans, LA      3,411,702     62,475     5,103,816     37,331    1991    1991
                ----------   --------   -----------   --------
                $6,270,887   $248,856   $10,418,796   $677,421
                ==========   ========   ===========   ========

                       Gross Amount at
                      which Carried at
                      December 31, 1999

                                 Buildings
                                   and                       Accumulated
Description (a)       Land      Improvements  Total (b) (c)  Depreciation

30 apartment units
and 665 square feet
of commercial space
in Hartford, CT                 $ 3,295,365    $ 3,295,365    $1,410,575

29 apartment units
and 14,451 square
feet of commercial
space in
Richmond, VA         186,381      2,659,705      2,846,086       887,417

68 apartment units
in New Orleans, LA    62,475      5,141,147      5,203,622     1,778,480
                    --------    -----------    -----------    ----------
                    $248,856    $11,096,217    $11,345,073    $4,076,472
                    ========    ===========    ===========    ==========

      DIVERSIFIED HISTORIC INVESTORS 1990
            (a limited partnership)

             NOTES TO SCHEDULE XI

               December 31, 1999

(A)  All   properties  are  Certified  Historic
     Structures  as  defined  in  the  Internal
     Revenue  Code.  The "date of construction"
     refers   to  the  period  in  which   such
     properties are rehabilitated.

(B)  The aggregate cost of real estate owned at
     December 31, 1999, for Federal income  tax
     purposes is approximately $8,345,471.  The
     depreciable   basis   of   buildings   and
     improvements is reduced for Federal income tax purposes by the investment tax credit and the historic rehabilitation credit obtained.

(C)  Reconciliation of real estate:

                                          1999         1998          1997
                                         ------       ------        ------
Balance at beginning of year          $11,333,085   $11,320,073   $11,300,769
Additions during the year:
  Improvements                             11,988        13,012        19,304
                                      -----------   -----------   -----------
Balance at end of year                $11,345,073   $11,333,085   $11,320,073
                                      ===========   ===========   ===========

Reconciliation of accumulated depreciation:
                                          1999          1998          1997
                                         ------        ------        ------
Balance at beginning of year          $ 3,636,531   $ 3,195,801   $ 2,755,349
Depreciation expense for the year         439,941       440,730       440,452
                                      -----------   -----------   -----------
Balance at end of year                $ 4,076,472   $ 3,636,531   $ 3,195,801
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

           b.   Identification  of   Executive
Officers

               The   General  Partner  of   the
Registrant  is  Dover  Historic  Advisors  1990
(DoHA-1990),     a     Pennsylvania     general
partnership. The partners of DoHA-1990 are as follows:

Name                     Position       Term of Office    Period Served

Dover Historic           Partner in     No fixed term    Since September 1990
Advisors, Inc.           DoHA-1990
("Dover Advisors")

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

          d. Family Relationships.  None.

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

               Donna  M.  Zanghi (age  42)  was
appointed Secretary/Treasurer of Dover Advisors
and  Secretary/Treasurer of DHP, Inc.  on  June
15,   1993.    She  is  also  a  Director   and
Secretary/Treasurer of D, LTD.   She  has  been
associated   with   Dover  Advisors   and   its
affiliates since 1984 except for the period from December 1986 to June 1989 and the period from November 1, 1992 to June 14, 1993.

              Michele  F. Rudoi, (age  34)  was
appointed  on  January 27,  1993  as  Assistant
Secretary  of Dover Advisors, D, LTD  and  DHP,
Inc. and Director of D, LTD.

               Jacqueline   D.   Reichman   was
appointed on May 11, 1994 as a partner of DoHA-
1990.   Ms.  Reichman and her  affiliates  have
extensive experience in real estate related ventures.

Item 11.  Executive Compensation

          a. Cash Compensation - The Registrant
did not pay any cash compensation during 1997.

          b. Compensation Pursuant to Plans  -
Registrant  has  no  plan  pursuant  to   which
compensation  was  paid or  distributed  during
1999,  or is proposed to be paid or distributed
in   the  future,  to  DoHA-1990,  any  partner
therein, or any person named in paragraph c. of
Item 10 of this report.

          c.   Other   Compensation   -   No
compensation not referred to in paragraph a. or
paragraph   b.  of  this  Item  was   paid   or
distributed  during  1999  to  DoHA-1990,   any
partner   therein,  or  any  person  named   in
paragraph c. of Item 10.

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

           b. Security Ownership of Management -
None.

           c.  Changes in Control -  Registrant
does not know of any arrangement, the operation of which may at a subsequent date result in a change in control of Registrant.

Item  13.   Certain Relationships  and  Related
Transactions

           Pursuant to Registrant's Amended and
Restated Agreement of Limited Partnership, DoHA-
1990   is   entitled  to  10%  of  Registrant's
distributable  cash  from  operations  in  each
year.   There  was no such share  allocable  to
DoHA-1990 for fiscal years 1997 to 1999.

           a. Certain Business Relationships  -
Registrant has no directors.

           b.  Indebtedness of Management -  No
executive officer or significant employee of Registrant, Registrant's general partner (or any employee thereof) or any affiliate of any such person, is or has at any time been indebted to Registrant.

                    PART IV

Item 14.(A)  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

             1. Financial Statements:

                a. Consolidated Balance Sheets at December 31, 1999 and 1998.

                b. Consolidated Statements of Operations for the Years Ended
                   December 31, 1999, 1998 and 1997.

                c. Consolidated Statements of Changes in Partners' Equity
                   for the Years Ended December 31, 1999, 1998 and 1997.

                d. Consolidated Statements of Cash Flows for the Years Ended
                   December 31, 1999, 1998 and 1997.

                e. Notes to consolidated Financial Statements.

             2. Financial statement schedules:

                a. Schedule XI-Real Estate and Accumulated Depreciation.

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

                  21                Subsidiaries     of     the
                                    Registrant  are  listed  in
                                    Item  2. Properties of this
                                    Form 10-K.

               (b)  Reports on Form 8-K:

                    No reports were filed on Form 8-K during the quarter ended December 31, 1999.

               (c)  Exhibits:

                    See Item 14(A)(3) above.

                           SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                DIVERSIFIED HISTORIC INVESTORS 1990

Date:  September 12, 2000       By: Dover Historic Advisors, Inc., Ptr.
       ------------------
                                    By: /s/ Jacqueline D. Reichman
                                        --------------------------
                                        JACQUELINE D. REICHMAN
                                        Partner

                                    By: /s/ Michele F. Rudoi
                                        --------------------------
                                        MICHELE F. RUDOI
                                        Assistant Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

        Signature                           Capacity             Date

DOVER HISTORIC ADVISORS 1990                General Partner

By: Dover Historic Advisors, Inc., Partner

   By: /s/ Jacqueline D. Reichman                           September 12, 2000
       --------------------------                           ------------------
       JACQUELINE D. REICHMAN
       Partner

   By: /s/ Michele F. Rudoi                                 September 12, 2000
       --------------------------                           ------------------
       MICHELE F. RUDOI
       Assistant Secretary